Form 10KSB
period 2000-12-31
ENTERNET INC
filed 2001-02-21
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ______ to ______.

         Commission file number: 000-32253
                                 ---------

                                 EnterNet, Inc.
                                 --------------
                 (Name of Small Business Issuer in Its Charter)



                 Nevada                                   87-0650264
                 ------                                   ----------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

                 1403 East 900 South Salt Lake City, Utah 84105
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (801) 582-9609
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
      -------------------             ------------------------------------------
Common Stock ($0.001 Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X                  No
                             ------                   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $ 0.

At January 31, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 10,500,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business......................................3

Item 2.           Description of Property.....................................14

Item 3.           Legal Proceedings...........................................14

Item 4.           Submission of Matters to a Vote of Security-Holders.........14


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters....15

Item 6.           Management's Discussion and Analysis or Plan of Operation....6

Item 7.           Financial Statements........................................18

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................19

                                    PART III

Item 9.           Directors and Executive Officers............................19

Item 10.          Executive Compensation......................................19

Item 11.          Security Ownership of Certain Beneficial
                       Owners and Management..................................20

Item 12.          Certain Relationships and Related Transactions..............21

Item 13.          Exhibits, List and Reports on Form 8-K......................21

                  Signatures..................................................22

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


History

Our Business

EnterNet, Inc. is a corporation formed under the laws of the State of Nevada on March 16, 2000. Our executive offices are located at 1403 East 900 South in Salt Lake City, Utah, 84105 and our telephone number is (801) 582-9609. Our registered statutory office is located at 920 Sierra Vista Drive in Las Vegas, Nevada 89109. We intend to market high quality, low cost vitamins, minerals and supplements for purchase through the internet.

The nutritional health product market is expected to grow as the "baby boomer" population ages and becomes increasingly concerned with preventative health care. We believe that this concern combined with a growing awareness of the benefits of vitamins, minerals and supplements will lead to increased demand for health related products. The increased demand will offer a tremendous opportunity to those involved in the effective sale and distribution of low cost, high quality products. Since the new medium for cost effective sales and distribution is the internet, we will market health related products through the internet.

We recently acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers (the site is accessed by a User ID and password). Each sale generated on the VitaMineralHerb.com web site is identified by the location of the particular customer. Sales derived from within Oklahoma and New Mexico are credited to us minus VitaMineralHerb.com's cost to the manufacturer of the health products plus a ten percent commission for handling the transaction. Our revenue will be driven by the number of customers and the type of transactions that originate within our licensed territory.

We have focused on health professionals and those involved in fitness related businesses as our target customers. We have included physicians, alternative health care providers, martial arts studio owners and instructors, sports and fitness trainers, other health and fitness professionals, schools and fund raising programs as the intended market for the VitaMineralHerb.com products. The marketing concept is for us to direct health care professionals to the VitaMineralHerb.com web site to purchase health related products for resale to their clients.

EnterNet is a "start-up" company in the early stages of development and we could certainly fail before fully implementing our business plan. Our company's prospects for success are controlled by a single individual who has no experience in marketing health related products. We have had no operations to date, have generated no revenue and currently have no employees. We are a "start up" venture that will incur net losses for the foreseeable future.

General

The License

On June 22, 2000, we entered into a license agreement with VitaMineralHerb.com., Inc. The license agreement grants us the exclusive right to distribute VitaMineralHerb.com. products to health and fitness professionals in New Mexico and Oklahoma via the Internet. The license agreement allows us to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for resale to their clients. The license agreement grants us the right to market VitaMineralHerb.com products for a three-year period. The license will automatically renew at the end of each three-year period unless either the licensor or licensee provides written notice of termination 90 days before the end of the term. The licence may also be terminated by either party in the event of a material breach of the license. Notice of breach provides 14 days for the breaching party to cure the default; otherwise the license automatically terminates.

Under the terms of the license agreement VitaMineralHerb.com warrants that all products purchased on the VitaMineralHerb.com web site will be fit for the purpose for which they were produced, labeled and manufactured by the supplier in full compliance with local, state and federal regulations. Orders received requesting the manufacture of product according to custom specifications are warranted to be in accordance with those specifications. Further, VitaMineralHerb.com. has agreed to indemnify us and hold us harmless, as a licensee, as well as our customers, directors and officers, from any loss, claim or expense incurred as the result of its breach of the warranties detailed in the licence.

As a licensee of VitaMineralHerb.com, we have no need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfilment system, thereby enabling us to focus strictly on marketing and sales. We plan to target health and fitness professionals in New Mexico and Oklahoma who wish to offer health and fitness products to their customers.

We (and our customers) will have access to all products offered on the VitaMineralHerb.com website, as well as the ability to order custom-formulated and custom-labeled products. When a fitness or health professional becomes a client, a salesperson will show the client how to access the VitaMineralHerb.com website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the VitaMineralHerb.com. website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products are shipped by the manufacturer directly to the professional or its clients. VitaMineralHerb.com maintains and oversees the payment system from customers and then disburses funds to us, reflecting our profit from any sale.

VitaMineralHerb.com sets the price for products based on the manufacturer's price, plus a markup which includes a 10% commission to VitaMineralHerb.com and a profit to us. For example, when a customer places an order, VitaMineralHerb.com takes 10% of the sales price as their commission, then the remaining funds are first used to pay the manufacturer the amount owed for the product purchased and then we receive the remaining difference between the 10% commission and the manufacturer's cost. Although the profit to us will vary according to the specific product purchased, an average profit margin of 20% is a reliable indicator of our prospective profit margin going forward.

The website is maintained by VitaMineralHerb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by VitaMineralHerb.com's internet clearing bank. The VitaMineralHerb.com webmaster is designed to download e-mail orders several times a day, check with the clearing bank for payment and then submit the product order and electronic payment to Ives Formulation Co. VitaMineralHerb.com then forwards the money due EnterNet via electronic funds transfer. VitaMineralHerb.com's software tracks all sales through the customer's identification number, and at month end, e-mails to us and the customer a detailed report including sales commissions. VitaMineralHerb.com has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick VitaMineralHerb.com first. Sales originating from the website to customers located in New Mexico and Oklahoma will automatically be assigned to EnterNet.

Background on the Manufacturer and Licensor

VitaMineralHerb.com was incorporated as a Nevada corporation on April 2, 1999 for the purpose of creating a virtual store that would provide customers the convenience of purchasing health related products from any location for direct shipment to a home or business through the Internet. It is a private company, and is not registered with the SEC. VitaMineralHerb.com's business is to market high quality low cost vitamins, herbs and health supplements to health and fitness professionals that are then resold to their clients. VitaMineralHerb.com does not sell to the general public. VitaMineralHerb.com is a relatively young company and has just begun developing its vitamin marketing and distributorship business. It currently offers 61 products for sale on its web site, including kava kava, St. John's Wort, Saw Palmetto, Gingko Biloba, Echinacea, Siberian Ginseng, Chromium Picolinate, Glucosamine Chondroitin, and Vitamin C, as well as many others.

On June 9, 1999, VitaMineralHerb.com entered into a manufacturing agreement with International Formulation and Manufacturing Inc., a nutraceuticals manufacturing firm located in San Diego, California. International Formulation and Manufacturing Inc. was recently acquired by Ives Formulation Co. On June 22, 2000, VitaMineralHerb.com entered into a new manufacturing agreement with Ives Formulation Co. that incorporated the same terms and provisions of the June 9, 1999 agreement with International Formulation and Manufacturing Inc. Ives Formulation is a wholly-owned subsidiary of Ives Health Company, a public company traded on the OTC:BB under the symbol "IVEH." Ives Formulation has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. Ives Formulation does no retail marketing. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products and also has the capability to supply privately labeled products for our customers at a minimal added cost.

VitaMineralHerb.com's web site is currently operational, but is not yet complete. VitaMineralHerb.com is finalizing the product list and the automated ordering function; however, manual ordering via e-mail is currently available. VitaMineralHerb.com has established a banking liaison and is in the process of setting up an internet processing facility through this bank.

Implementation of Business Plan: Milestones

The implementation of our business plan involves an initial market survey to determine the most likely markets in which to sell VitaMineralHerb.com products to health professionals within territories designated by our license agreement. Once we have completed our market survey, we will establish an office, from which a list of prospective clients will be generated from contacts identified in the marketing survey. Marketing materials (a printed circular) will then be produced as part of a low-cost advertising campaign that will detail the health products available on the VitaMineralHerb.com web site, provide ordering instructions and describe the advantages of purchasing health products for resale through the Internet. A sales person will then be hired to solicit and respond to prospective purchasers of the VitaMineralHerb.com products. The sales person's activities will be integrated into our mailing of circulars to our list of prospects. The circular will be followed up by a telephone call initiated by the sales person, who will direct prospective purchasers to the VitaMineralHerb.com web site and interest them in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements and other health and fitness products. Health professionals will then order VitaMineralHerb.com products on the Internet using a customer identification that will credit any purchases to our business. Income realized from the Internet purchases of VitaMineralHerb.com products will then form the basis of our revenue. Implementation of our business plan will be accomplished by achieving the following objective milestones:

Milestone 1- Conduct Market Survey. The first step in our business plan requires that we conduct research to identify and contact prospective customers and introduce them to the concept of purchasing low cost, high quality health products on the Internet for resale to clients. The concept introduction will include a survey to determine product preferences and potential purchasing patterns. Once prospective customers are identified, we will contact by telephone 500 to 1,000 of them in New Mexico and Oklahoma to gauge their interest in our marketing concept and get their responses to our survey. We have already begun our marketing survey, and we expect it will continue into the 1st quarter (January) of 2001, and will involve approximately three months of active research and initial contact with potential customers. The cost to achieve this milestone of our business plan is anticipated to be $5,000 -$10,000.

Milestone 2- Establish Office. Once the market survey is completed, we will establish a formal office from which to solicit prospective customers and direct salespeople in the field. We will initially use this office to produce sales and information materials to be used in our marketing campaign and as a storage space for sample inventory that can be used by salespeople in the marketing process. Establishing our office will involve identifying appropriate office space, purchasing office equipment and connecting our business to a toll free telephone service. We expect this process to begin in the 2nd quarter (April) of 2001, and we expect it to take up to eight weeks. The expense of office rental and the purchase of equipment and inventory samples is estimated at a total of between $10,000 and $15,000 for the 2nd through 4th quarters of 2001.

Milestone 3- Develop Marketing Campaign. The establishment of a formal office will coincide with the production of marketing materials during the 2nd quarter of 2001. We expect the marketing materials to detail information related to the products available for purchase on the VitaMineralHerb.com web site, how to visit the VitaMineralHerb.com web site address, the advantages of buying health products through the Internet for resale to clients and the process by which each customer can purchase the VitaMineralHerb.com products. We will also start to place small advertisements in local papers directing potential purchasers of health care product for resale to our toll free phone number. The extent to which direct advertising can be implemented will depend on resources. We expect our development of a marketing campaign to take eight to ten weeks, including the printing of written materials, and to cost approximately $5,000.

Milestone 4- Hire Salesperson. Once we have the sales materials ready for distribution to prospects identified as part of the initial market survey, we will be ready to engage a salesperson. We expect to hire one salesperson during the first year of marketing VitaMineralHerb.com products, at an estimated cost of $5,000 per month, plus a 10% commission of the net income from sales. The hiring process is expected to take between four and eight weeks. Based on the current time frames made part of these objective milestones, we do not expect to hire a salesperson before the 3rd quarter (July) of 2001.

Milestone 5- Initiate Marketing Campaign. We expect to start a formal marketing campaign by the 3rd quarter (July) of 2001. The salesperson will be responsible for mailing our marketing materials to prospective customers identified in the initial market survey, and for making telephone follow ups on the mailed marketing materials. The salesperson will also be responsible for making appointments for on-location marketing and instruction for prospective customers. We will continue to place small advertisements in local papers, responses to which will be directed to our salesperson for personal contact. We expect the initial phase of this marketing campaign to take approximately three months.

Milestone 6- Achieve Revenues. We are a "start-up" company and cannot quantify with any certainty at what point our marketing efforts will result in actual sales on the VitaMineralHerb.com web site, resulting in revenues to us. We do not expect to begin receiving revenues until our salesperson successfully markets the VitaMineralHerb.com products to potential customers. Customers must then purchase product through the VitaMineralHerb.com web site in order for us to receive revenues. We hope that customers will begin placing orders within days of receiving a phone call from our salesperson, but it may take several months with numerous follow-up conversations after the initial contact before customers purchase from the VitaMineralHerb.com web site. Since we do not anticipate hiring a salesperson until July of 2001, we do not expect to realize any revenues before that time. Indeed, a more realistic expectation for realizing our first revenues will be the start of the 4th quarter (October) of 2001.

As discussed more fully in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, we believe that the expenses of implementing our business plan may exceed available capital, and we may have to obtain additional financing through a new offering or through capital contributions from current shareholders. The determination of whether additional funding will be required can only be assessed in view of whether the time frames involved in realizing the milestones made part of this business plan, and the time period in which we must operate without revenues sufficient to fund operations. Should we require additional funding, no commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funding will be available on terms acceptable to us or at all.

Industry Background

Growth of the Internet and Electronic Commerce

The internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, a leading online source for Internet demographics and trends, there were approximately 359.8 million Internet users, worldwide, as of July 2000-157 million of whom are located in Canada and the United States. (This information comes from NUA Inter-net S urvey's web site at http://www.nua.net/surveys/how_many_online/index.html) http://www.nua.net/surveys/how_many_online/index.html). As reported by NUA on 4/21/00 at http://www.nua.net/surveys/index.cgi?f=VS&art_id=905355736&rel=true,
Forrester Research estimated that global e-commerce will be worth USD6.9 trill-ion by 2004, and online buyers in North America will account for just over half of this total, or USD3.5 trillion. Another study by Gartner Group, reported by NUA on 6/30/00 at http://www.nua.net/surveys/index.cgi?f=VS&art_id=905355877&rel =true, estimates that online B2C [business to consumer] sales in the US this year are up 75 percent on 1999 and are expected to surpass USD29.3 billion. Total revenues in this sector last year were USD 16.8 billion, an increase of 157 percent over 1998. Online sales represented less than 1 percent of total retail activity in the US last year, but Gartner Group predicts this will rise to 5 to 7 percent by 2004. We believe that this dramatic growth presents significant opportunities for online retailers.

The Vitamin, Supplement, Mineral and Alternative Health Products Market

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. This segment is sometimes referred to as the VSM (vitamin, supplements, and minerals) market, or the nutraceuticals market. According to Jupiter Communications, as reported by NUA Internet Surveys on May 26,1999, at http://www.nua.ie/surveys/index.cgi?f=VS&art_id=905354928&rel =true , the nutraceutical market is expected to be worth USD434 million by 2003, up from a mere USD1 million in 1998. Jupiter Communications estimated that the online consumer healthcare market will be worth USD 1.7 billion by 2003, accounting for less than one percent of its estimated total 205.2 billion combined (online and offline) consumer healthcare market by 2003. A more recent report by Jupiter Communications, reported by NUA Internet Surveys on 2/2/00 at http://www.nua.ie/surveys/index.cgi?f=VS&art_id=905355567&rel=true, estimates that in 2004 the nutraceuticals sector will represent 17 percent, or USD1.7 billion, of the online health sales market. We believe that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care and favorable consumer attitudes toward alternative health products.

Competition

The vitamin, supplement, and mineral ("VSM") market is highly competitive. In addition, the online commerce market in which we operate is new, rapidly evolving and highly competitive. We expect competition to intensify in the future because current and new competitors can launch web sites at a relatively low cost.

Our competitors operate in one or more distribution channels, including retail stores, direct selling, catalog operations or online commerce. We compete with a variety of companies, including health/natural specialty retailers, drugstores, supermarkets and grocery stores, and mass merchant retailers. We discuss each briefly below:

     1. Health/natural specialty retailers. This category includes local, regional and national chains, as well as catalog marketers and online retailers. The largest participant in this sector is General Nutritional Centers, which has a nationwide presence and recently launched a web site. Another large competitor is NBTY, which sells exclusively private-label products through its Puritan's Pride and Nutrition Headquarters mail order catalogs and its Vitamin World retail stores. NBTY also sells through separate Vitamin World and Puritan's Pride web sites. In addition, Rexall Sundown, a large VSM manufacturer, sells directly to consumers through both catalog and direct mail operations. Competitors focusing exclusively on online operations include www.MotherNature.com, www.GreenTree.com, and www.VitaminShoppe.com.

     2. Drugstores. This category is dominated by national chains, such as Walgreen's, CVS and RiteAid. Most national chains have a limited online presence, if any. Others have recently acquired an online presence, as CVS did when it acquired www.soma.com and RiteAid did when it invested in www.drugstore.com. Recent online entrants include www.drugstore.com and www.planetRx.com. This category currently offers a moderate selection of VSM products, focusing instead on prescriptions and over-the-counter products.

     3. Supermarkets and grocery stores. This category includes traditional supermarkets (such as Safeway and Kroger) and natural food markets (such as Whole Foods and Wild Oats), some of which have entered the online market with a limited offering of VSM products. Online grocery stores (such as www.Peapod.com and www.netgrocer.com) also compete against us. This category generally offers a limited selection of VSM products and infrequent discounts.

     4. Mass merchant retailers. This category is dominated by companies such as Wal-Mart, Kmart and Target, which have extensive retail locations but limited online presence. These chains offer attractive pricing on VSM products but have limited selection at retail stores and offer little product information.

Our competitive position in this industry is that of a small, unproven newcomer. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may develop products or services that are equal or superior to our solutions, and many achieve greater market acceptance than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or suppliers as the use of the Internet increases.

In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well established and well financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than EnterNet. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in our market are:

         1.       ability to attract and retain customers;
         2.       breadth of product selection;
         3.       product pricing;
         4.       ability to customize products and labeling;
         5.       and quality and responsiveness of customer service.

We  believe  that we can  compete  favorably  on these  factors  because  of our decision to target health professionals such as medical professionals, alternative health professionals, martial arts instructors, and others. We have identified these professionals as "trusted intermediaries" whom people frequently consult on decisions of whether, and which brand, to buy. We believe that gaining the approval of these "trusted intermediaries" will bring with it the trust of their clients, and a stream of purchasers to follow, thus enabling us to attract and retain customers, customize our products and labeling for each "trusted intermediary" and provide superior, responsive customer service. We also believe that our selection of a salesperson to contact these "trusted intermediary" health professionals provides an additional level of customer service, since both the health professional and their clients will be able to contact our salesperson with questions directly, rather than relying only on the comparatively impersonal internet web site alone, thus allowing us to "personalize" our internet distribution with human personnel. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our online competitors can duplicate many of the products or services offered on the VitaMineralHerb.com web site.

Moreover, we think that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

     1. Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

     2. Limited Product Assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

     3. Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, we feel there is significant demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience. We hope to attract and retain consumers through the following key attributes of our business:

     1. Low Product Prices. Product prices can be kept low due to volume purchases through our affiliation with VitaMineralHerb.com and other licensees. Product prices will be kept lower because we will not need inventory and warehouse space. All products are shipped directly from Ives Laboratories, Inc.'s inventory.

     2. Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

     3. Access to Personalized Programs. Health or fitness professionals can tailor vitamin and dietary supplement regimes to their clients.

Regulatory Environment

The manufacturing, processing, formulating, packaging, labeling and advertising of the products we distribute are or may be subject to regulation by one or more
U. S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the
Environmental Protection Agency. These activities also may be regulated by various agencies of the states and counties in which consumers reside.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration preapproval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that
"statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration preapproval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on VitaMineralHerb.com's site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of VitaMineralHerb.com's suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, VitaMineralHerb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with our marketing of products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and we cannot provide an assurance to you that all pieces of "third party literature" that may be disseminated in connection with the products we offer for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from VitaMineralHerb.com's website or the modification of our selling methods, thus interfering with our continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly false health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

We cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, we can make no assurance that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, we can make no assurance that, under existing laws and regulations (or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted) we are or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting our business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Regulation of the Internet

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in our sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and as a result, adversely affect our opportunity to derive financial benefit from such activities.

Employees

We are a development stage company and currently have no employees. We are currently managed by Ruairidh Campbell, the sole officer and director. We look to Mr. Campbell for his entrepreneurial skills and talents. For a complete discussion of Mr. Campbell's experience, please see "Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Management plans to use independent consultants and attorneys, rather than in-house counsel, to prepare the reports necessary to keep the company current in its Exchange Act reporting. Management further plans to use independent accountants, rather than hire an in- house accountant, to prepare its financial statements for inclusion in its Exchange Act reports, as well as for dealing with the accounting to keep this start-up company running. Management's criteria for choosing such independent consultants, attorneys, and accountants will include the following guidelines: they should have at least 5 years of experience in law practice, consulting, or accounting, and should have previous experience preparing reports and financial statements for small public companies. Management currently anticipates that such outside advisors will be hired for approximately one year, though extensions may be necessary if the company's operations cannot justify hiring full-time, in-house staff for these functions. We may hire marketing employees based on the projected size of the market and expect to base the compensation on what is necessary to hire and retain qualified sales employees. We presently do not have personal benefits, pension, health, annuity, insurance, stock options, profit sharing or any similar benefit plan; however, we may adopt such plans in the future. A portion of any employee compensation may include the right to acquire stock in EnterNet, which would naturally dilute the ownership interest of holders of existing shares of our common stock.

Available Information and Reports to Securities Holders

The Company's annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company intends to, from this date forward, to file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2.           DESCRIPTION OF PROPERTY

We currently maintain limited office space, occupied by Ruairidh Campbell, for which no rent is paid. Our address is 1403 East 900 South, Salt Lake City, Utah 84105 and the phone number is (801) 582-9609. We do not believe that we will need to obtain additional office space at any time in the foreseeable future until our business plan is implemented.

ITEM 3.           LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation, and none of our property is the subject of a pending legal proceeding. Further, the officer and director knows of no legal proceedings against us or our property contemplated by any person, entity or governmental authority.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during to fiscal year covered by this report to a vote of security holders, therefore rendering this item inapplicable.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company currently has no public trading market. The Company has filed a Form 15c-(2)(11) in an effort to obtain a listing on the NASD over the counter bulletin board to create a public market. However, there is no guarantee that the Company will obtain a listing on the NASD over-the-counter bulletin board or that a public market for the Company's securities will develop or, if such a market does develop, that it will continue, even if a listing on the NASD over the counter bulletin board is obtained.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of EnterNet securities without registration since its formation. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

On March 15, 2000 EnterNet issued a total of 500,000 shares of common stock in exchange for a total of $5,000 in cash, representing a purchase price of One Cent ($0.01) per share. 250,000 shares were issued to Ruairidh Campbell in exchange for $2,500 in cash, and 250,000 shares were issued to Wolf Fiedler in exchange for $2,500 in cash. EnterNet relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, based on the following factors
(1) the issuance was an isolated private transaction by EnterNet which did not involve a public offering; (2) there were only two offerees who were officers and directors of EnterNet, (3) the stock certificates were stamped with a restrictive legend which stated substantially the following language: "The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be offered, sold, or otherwise transferred in the absence of an effective registration statement for the shares under the Securities Act of 1933, or a prior opinion of counsel satisfactory to the issuer, that registration is not required under the Act"; (4) the offerees will not resell the stock but will continue to hold it for at least one year; (5) there were no subsequent or contemporaneous public offering of the stock; (6) the stock was not broken down into smaller denominations; (7) the negotiations for the sale of the stock took place directly between the offerees and EnterNet.

Recent Sales of Registered Securities

Set forth below is information regarding the issuance and sales of EnterNet registered securities since its formation. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

On December 14, 2000 the SEC declared effective the offering of 10,000,000 shares of EnterNet common stock at an offering price of One Cent ($0.01) per share pursuant to a Securities Act SB-2 Registration Statement. The offering was fully subscribed and closed on January 16, 2001 on the receipt of gross proceeds to EnterNet of One Hundred Thousand Dollars ($100,000).

Record Holders

As of January 31, 2001, there were eighty-two (82) shareholders of record holding a total of 10,500,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

EnterNet has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit EnterNet's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

General

Our business plan for the next twelve months involves 6 milestones, which are detailed further in our "Description of Business" section, above. We plan to achieve these milestones during the following quarters of the year 2001: (1) conducting market surveys to determine the most receptive market segments in which to sell health-related products under the VitaMineralHerb.com license we have purchased (1st quarter of 2001); (2) establishing an office (2nd quarter of 2001); (3) developing a marketing campaign (2nd quarter of 2001); (4) hiring a salesperson (3rd quarter of 2001); (5) initiating marketing campaign (3rd quarter of 2001); and (6) achieving revenues (4th quarter of 2001).

Results of Operations

During the period from March 16, 2000 (date of inception) through December 31, 2000, we have engaged in no significant operations other than organizational activities, acquisition of the rights to market VitaMineralHerb.com products and registration of our securities under the Securities Act of 1933, as amended. No revenues were received by EnterNet during this period.

For  the  current  fiscal  year,  we  have  incurred  a  loss  as  a  result  of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing our business plan. We anticipate that we will complete our market survey, organizational and implementation phases by the 3rd quarter of 2001, and that we will not generate revenues during this time. We anticipate hiring a salesperson in the 3rd quarter of 2001, and expect to begin generating revenues during the 4th quarter of 2001. However, we may continue to operate at a loss even after generating some revenue, depending on how our business performs, as well as the other risk factors described in the "Risk Factors" section of this prospectus.

Losses

For the period from March 16, 2000 (inception) to December 31, 2000, we recorded an operating loss of $39,182. This lack of profitability is attributable to a $35,000 expense to obtain our license with VitaMineralHerb.com and additional expenses of $4,182 associated with starting up our business. We did not generate any revenues during this period. We expect to continue to operate at a loss through fiscal 2001. Further, there can be no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

Capital Expenditures

We expended no amounts on capital expenditures for the period ending December 31, 2000.

Capital Resources and Liquidity

At December 31, 2000, we had current assets of $12,147 and total assets of $12,147. These assets consist of cash on hand of $818. Net stockholders' deficit in EnterNet was $34,182 at December 31, 2000. We remain in the development stage and, since inception, have experienced no significant change in liquidity, capital resources or shareholders' equity.

Cash flow provided from the issuance of common stock was $5,000 for the period from March 16, 2000 (inception) up to December 31, 2000. In March 2000, a total of 500,000 shares of common stock were issued as the result of two subscription agreements. The shares were issued at $0.01, and we received $5,000 as a result of the issuance. Organizational expenses of $4,182 were funded by these shareholder subscriptions and expensed to operations. In addition, in June 2000 we received a cash advance from a major shareholder of $35,000. This amount is unsecured, non-interest bearing and is due on June 15, 2001. This amount was used to acquire the distribution license for VitaMineralHerb.com products.

The first step in our business plan is to perform market research to determine the most receptive market segments in which to sell VitaMineralHerb.com products. After we complete our market survey, we will set up an office and employ a salesperson to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

We have already begun, and expect to complete during the 1st quarter of 2001, market research relating to our target markets. After completing our market survey, we will establish an office, develop marketing materials, advertise and hire a salesperson to market the products. We believe that during the calendar year 2001, we will need a capital infusion of approximately $100,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of our marketing survey, advertising, hiring and paying one salesperson, repaying our $35,000 loan to obtain the VitaMineralHerb.com license, and administrative expenses. We believe these costs can be borne out of the proceeds of our recently completed offering. On December 14, 2000 the SEC declared effective the offering of 10,000,000 shares of EnterNet common stock at an offering price of One Cent ($0.01) per share pursuant to a Securities Act SB-2 Registration Statement. The offering was fully subscribed and closed on January 16, 2001 on the receipt of gross proceeds to EnterNet of One Hundred Thousand Dollars ($100,000).

We believe that the proceeds obtain from the SB-2 registration statement made effective by the SEC will be sufficient to satisfy contemplated cash requirements for at least the next twelve (12) months. In the event that plans change, assumptions prove to be inaccurate, or if the proceeds of that offering prove to be insufficient to fund operations and fully implement our business plan, we could be required to seek additional financing from sources not currently anticipated. We have no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on our operations, including requiring us to curtail our marketing efforts.

ITEM 7.    FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2000 are attached hereto as F-1 through F-10.










                  [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         ENTERNET, INC.
                         (A Development Stage Company)
                         Financial Statements
                         December 31, 2000

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)

--------------------------------------------------------------------------------
                                                   Index to Financial Statements


--------------------------------------------------------------------------------





                                                                            Page


Independent Auditors' Report                                                F-2


Balance Sheet                                                               F-3


Statement of Operations                                                     F-4


Statement of Stockholders' Deficit                                          F-5


Statement of Cash Flows                                                     F-6


Notes to Financial Statements                                               F-7



--------------------------------------------------------------------------------

                        [LETTERHEAD OF TANNER + COMPANY]


                          INDEPENDENT AUDITORS' REPORT



To the Stockholders' and
Board of Directors of
EnterNet, Inc.


We have audited the accompanying balance sheet of EnterNet, Inc. (a development stage company), as of December 31, 2000 and the related statements of operations and stockholders' deficit, and cash flows for the period from March 16, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnterNet, Inc. (a development stage company), as of December 31, 2000 and the results of its operations and its cash flows for the period from March 16, 2000 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/   TANNER + CO.


Salt Lake City, Utah
January 25, 2001

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)

                                                                   Balance Sheet

                                                               December 31, 2000
--------------------------------------------------------------------------------







              Assets

Cash                                                              $         818
Deferred offering costs                                                  11,329
                                                                  -------------

                  Total current assets                            $      12,147
                                                                  ==============


-------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit

Accounts payable                                                  $      11,329
Related party payable                                                    35,000
                                                                  -------------

                  Total current liabilities                              46,329
                                                                  -------------

Stockholders' deficit:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding                            -
     Common stock, $.001 par value, 45,000,000 shares
       authorized, 500,000 shares issued and outstanding                    500
     Additional paid-in capital                                           4,500
     Deficit accumulated during the development stage                   (39,182)
                                                                  -------------

                  Total stockholders' deficit                           (34,182)
                                                                  -------------

                                                                  $      12,147
                                                                  ==============









--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-3

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                         Statement of Operations

                         March 16, 2000 (Date of Inception) to December 31, 2000
--------------------------------------------------------------------------------











Revenues                                                     $                -

General and administrative costs                                         39,182
                                                             ------------------

                  Loss before income taxes                              (39,182)

Provision for income taxes                                                    -
                                                             ------------------

                  Net loss                                              (39,182)
                                                             ===================

Loss per common share - basic and diluted                    $             (.08)
                                                             ===================

Weighted average common shares
  - basic and diluted                                                   500,000
                                                             ===================



--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-4

                                                                  ENTERNET, INC.
                                                 (A Developmental Stage Company)
                                              Statement of Stockholders' Deficit

                         March 16, 2000 (Date of Inception) to December 31, 2000
--------------------------------------------------------------------------------





                                                                                                             Deficit
                                                                                                            Accumulated
                                                     Preferred Stock       Common Stock         Additional   During the
                                                ----------------------------------------------    Paid-in   Development
                                                 Shares      Amount     Shares      Amount        Capital      Stage         Total
                                                ------------------------------------------------------------------------------------

Balance at March 16, 2000 (date of inception)        -      $   -          -       $     -       $    -      $      -      $      -

Issuance of common stock for
  cash at $.01 per share                             -          -      500,000          500        4,500            -         5,000

Net loss                                             -          -          -             -            -       (39,182)      (39,182)
                                                ------------------------------------------------------------------------------------

Balance at December 31, 2000                         -$         -      500,000     $    500      $ 4,500     $(39,182)     $(34,182)
                                                ====================================================================================





--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                             F-5

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)

                                                         Statement of Cash Flows

                         March 16, 2000 (Date of Inception) to December 31, 2000
--------------------------------------------------------------------------------













Cash flows from operating activities:
     Net loss                                                    $     (39,182)
     Increase in deferred offering costs                               (11,329)
     Increase in accounts payable                                       11,329
                                                                 -------------

                  Net cash used in
                  operating activities                                 (39,182)
                                                                 -------------

Cash flows from financing activities:
     Issuance of common stock                                            5,000
     Proceeds from related party payable                                35,000
                                                                 -------------

                  Net cash provided by
                  financing activities                                  40,000
                                                                 -------------

Net increase in cash                                                       818

Cash, beginning of period                                                    -
                                                                 -------------

Cash, end of period                                              $         818
                                                                  ============





--------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                             F-6

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                               December 31, 2000
--------------------------------------------------------------------------------


1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies

Organization
The Company was organized under the laws of the State of Nevada on March 16, 2000 (date of inception). The Company plans to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet; however, the Company has not commenced planned principal operations. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


Deferred Offering Costs
Deferred offering costs consist of costs directly attributable to the Company's initial public offering of its common stock (see Note 9). These costs will be recognized as an offset to additional paid-in capital in the period in which the common stock is sold.


Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.


Earnings Per Share
The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.


The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company does not have any stock options or warrants outstanding at December 31, 2000.

--------------------------------------------------------------------------------
                                                                            F-7

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued


1.   Organization
     and
     Summary of
     Significant
     Accounting
     Policies
     Continued

Concentration of Credit Risk
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the  Preparation of Financial  Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Going
     Concern

As of December 31, 2000, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Subsequent to year-end, the Company completed its initial public offering in which 10,000,000 shares of common stock were sold for net proceeds of $88,533. While such funds are estimated to be sufficient to sustain the Company for twelve months based on the current status of the Company, it is unknown if such funds will be sufficient if the Company commences operations.


If such funds are not sufficient to support operations, the Company will depend heavily on its ability to raise additional funds through equity financing activities. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company. If the Company is unable to raise such funds in equity markets, it may be unable to commence fully, or continue, operations or generate revenues.



--------------------------------------------------------------------------------
                                                                             F-8

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued



3.   License
     Agreement

The Company purchased a license agreement to sell certain nutritional supplements and other health and fitness products in specific territories. Due to the absence of revenues or operations and uncertainty about the Company's ability to continue as a going concern, the cost of the license agreement of $35,000 has been expensed in the period it was acquired. The agreement also requires an annual maintenance fee (which will be expensed as incurred) of $500 beginning in June of 2001 and payments to the licensor of 10% of gross sales. The agreement expires in June 2003.


4.   Related Party
     Payable

The related party payable consists of cash advances from a shareholder. The amounts are unsecured, non-interest bearing and are due on June 15, 2001.


5.   Income
     Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of an increase in the valuation allowance to offset the deferred tax asset related to the net operating loss carryforward.

The Company has net operating loss carryforwards of approximately $39,000, which begin to expire in the year 2020. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.


6.   Supplemental
     Cash Flow
     Information

No amounts were paid for interest or income taxes during the period from June 12, 2000 (date of inception) to December 31, 2000.

7.   Preferred
     Stock

The Company has authorized up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2000 there are no issued series or shares of preferred stock.



--------------------------------------------------------------------------------
                                                                            F-9

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued



8.   Recent
     Accounting
     Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statements No. 133." SFAS 133 establishes accounting and reporting standards of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


9.   Public
     Offering

On December 14, 2000, the Company's public offering of its common stock registered on Form SB-2 was declared effective by the Securities and Exchange Commission. In accordance with this offering, subsequent to year-end, the Company sold 10,000,000 shares of its common stock, $.001 par value, at an offering price of $.01 per share, with net proceeds of $88,533 received during January 2001





















--------------------------------------------------------------------------------
                                                                            F-10

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Since our inception, there have been no changes in accountants nor have there been any disagreements with our current accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following table sets forth the name, age and position of the sole director and executive officer of EnterNet:

     Name                   Age       Position
     Ruairidh Campbell      37        President, Secretary, Treasurer, Director

On March 15,  2000,  Mr.  Campbell  was  elected as an officer  and  director of
EnterNet. He will serve until the first annual meeting of EnterNet's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement

Ruairidh W. Campbell, 37, graduated from the University of Texas at Austin with a Bachelor of Arts in History and then from the University of Utah College of Law with a Juris Doctorate with an emphasis in corporate law, including securities and taxation. Over the past five years he has been an officer and director of several public companies that include: NovaMed, Inc., a manufacturer of medical devices (president and director from 1995 to present), Bren-Mar Minerals, Ltd., a Canadian mineral resource development company (president and director 1995 to present), Allied Resources Inc., a Canadian based oil and gas development company (president and director 1998 to present) and Wichita Development Corporation, a real estate holding company (director 2000 to present). Mr. Campbell is also the president and a director of Aswan Investments, Inc., Cairo Acquisitions, Inc. and Alexandria Holdings, Inc., three shell companies that are fully reporting with the SEC.


ITEM 10.  EXECUTIVE COMPENSATION

No officer or director has received any remuneration (whether cash, stock, or other non-cash payment) from us. Although there is no current plan in existence, it is possible that we will adopt a plan to pay or accrue compensation to our officers and directors for services related to the implementation of our business plan. We have no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future. We have no employment contract or compensatory plan or arrangement with any executive officer of EnterNet. The director currently does not receive any cash compensation for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted.

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Mr. Campbell.


                                            SUMMARY COMPENSATION TABLE

                                          Annual Compensation                               Long Term Compensation
                                                                                  Awards                         Payouts
                                                                                          Securities
                                                                         Restricted       Underlying
                                                        Other Annual        Stock          Options           LTIP        All Other
   Name and Principal              Salary     Bonus     Compensation      Award(s)           SARs          payouts     Compensation
        Position           Year      ($)       ($)           ($)             ($)             (#)             ($)           ($)
Ruairidh Campbell,         2000       0         -              -               -                -              -             -
President, Secretary,      1999       0         -              -               -                -              -             -
Treasurer, Director        1998       0         -              -               -                -              -             -

Compensation of Directors

The company's director is not compensated for any meeting of the board of directors which he attends.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 8, 2000, EnterNet's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by EnterNet to own beneficially, more than 5% of its common stock, and the shareholdings of all executive officers and directors as a group. Each person has sole voting and investment power with respect to the shares shown.


  Title of Class              Name And Address of               Nature of          Amount of        Percent of Class
                                Beneficial Owner                Ownership         Beneficial
                                                                                   Ownership

   Common Stock                Ruairidh Campbell               President,           250,000              50.00%
    ($0.01 par                 3310 Werner Avenue              Secretary,
      value)                  Austin, Texas 77822              Treasurer,
                                                                   and
                                                                Director

   Common Stock                   Wolf Fiedler                     50%              250,000              50.00%
    ($0.01 par             938 Howe Street, Suite 713          Beneficial
      value)              Vancouver, British Columbia,           Holder
                                 Canada V6Z lN9

                           All Executive Officers and                               250,000              50.00%
                              Directors as a Group


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of EnterNet, or an owner of five percent of more of EnterNet's outstanding shares, or any member of their immediate family, has entered into any related transaction.

On March 15, 2000, EnterNet issued 500,000 shares of common stock at $0.01 for a total of $5,000. 250,000 shares were issued to Wolf Fiedler and 250,000 shares were issued to Ruairidh Campbell, both of whom were either officers or directors at the time of issuance.

On June 16, 2000, EnterNet executed a Promissory Note in the amount of $35,000 to be paid no later than June 15, 2001 in favor of Wolf Fiedler, a principal shareholder. This amount is unsecured and non-interest bearing. Mr. Fiedler loaned the company this $35,000 in order to enable the company to acquire the license to market VitaMineralHerb.com products.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-KSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2001.

                                             EnterNet, Inc.

                                               /s/ Ruairidh Campbell
                                             -----------------------------------
                                             Name: Ruairidh Campbell
                                             Title: President/CEO and Director



Signature                          Title                      Date


/s/ Ruairidh Campbell
----------------------
Ruairidh Campbell         President and Director            February 21, 2001












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhibit     Page
No.          No.       Description

3(i)          *        Articles  of Incorporation  of  EnterNet, Inc., a  Nevada
                       corporation, filed with the State of Nevada on March 16 , 2000.

3(ii)         *        By-laws of the Company adopted on  March 16 , 2000.




* Incorporated by reference from Form SB-2 filed July 28, 2000.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]