Form 10QSB
period 2001-03-31
ENTERNET INC
filed 2001-05-15
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .



         Commission file number: 000-32253
                                 ---------


                                 ENTERNET, INC.
        (Exact name of small business issuer as specified in its charter)




                     Nevada                                 87-0650264
                     ------                                 ----------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)





                 1403 East 900 South, Salt Lake City, Utah 84105
               (Address of principal executive office) (Zip Code)


                                 (801) 582-9609
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX     No
                                        -----     ---------

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 11, 2001 was 10,500,000.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . . . .5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Enternet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.














                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2001.................................F-2

Unaudited Statement of Operations for the three months ended March 31, 2001 and March 16, 2000 (Date of Inception) to March 31, 2001.....................F-3

Unaudited Statement of Cash Flows for the three months ended March 31, 2001 and March 16, 2000 (Date of Inception) to March 31, 2001.....................F-4

Notes to Condensed Financial Statements......................................F-5

                                 ENTERNET, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     Assets

    Cash & cash equivalents                                              $   82,701
                                                                         ----------
         Total Current Assets                                                82,701
                                                                         ----------

                                  Total Assets                           $   82,701

                                                                         ==========


                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                                                    $    1,235
     Related Party Payables                                                  35,000
                                                                         ----------
         Total Current Liabilities                                           36,235
                                                                         ----------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                       -
     Common stock, $.001 par value, 45,000,000 shares
           authorized, 10,500,000 shares issued and outstanding              10,500
     Additional paid-in capital                                              83,171
     Deficit accumulated during development stage                           (47,205)
                                                                         ----------
         Total stockholders' equity                                          46,466
                                                                         ----------
                   Total liabilities and stockholders' equity            $   82,701
                                                                         ==========






                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
                     Three months ended March 31, 2001, and
              March 16, 2000 (Date of Inception) to March 31, 2001




                                                          Three months
                                                            ended           Inception to
                                                         March 31, 2001      March 31,
                                                                                2001
                                                          ------------      -----------


Revenues - interest income                                $          -      $         -

General and administrative costs                                 8,023           47,205
                                                          ------------      -----------

                  Loss before income taxes                      (8,023)         (47,205)

Provision for income taxes                                           -                -
                                                          ------------      -----------

                  Net Loss                                $     (8,023)     $   (47,205)

                                                          ============      ===========

Income / (Loss) per common share - basic and diluted      $       0.00      $

                                                          ============      ===========

Weighted average common shares - basic and diluted           8,722,222

                                                          ============      ===========







                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                      Three months ended March 31, 2001 and
              March 16, 2000 (Date of Inception) to March 31, 2001


                                                                Three months ended   Inception to
                                                                  March 31, 2001    March 31, 2001
                                                                 ----------------   -------------

                                                                 ----------------   -------------

Cash flows from operating activities:
     Net loss                                                    $         (8,023)  $     (47,205)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Decrease (increase) in deferred offering costs                11,329               -
             Increase (decrease) in accounts payable                      (10,094)          1,235
                                                                 ----------------   -------------

             Net cash (used) in operating activities                       (6,788)        (45,970)
                                                                 ----------------   -------------

Cash flows from investing activities                                            -               -
                                                                 ----------------   -------------

Cash flows from financing activities
           Issuance of common stock                                        88,671          93,671
           Proceeds from related party payables                                 -          35,000
                                                                 ----------------   -------------

             Net cash provided by financing activities                     88,671         128,671
                                                                 ----------------   -------------

Net increase in cash                                                       81,883          82,701

Cash, beginning of period                                                     818               -
                                                                 ----------------   -------------

Cash, end of period                                              $         82,701   $      82,701

                                                                 ================   =============






                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001


1.       Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. The Company has only recently commenced planned operations and is considered a development stage company as defined in SFAS No. 7.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire year.

3.        Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2001.

4.       Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

General

Our business plan for the next nine months involves 6 milestones. We plan to achieve these milestones during the following quarters of the year 2001: (1) conducting market surveys to determine the most receptive market segments in which to sell health-related products under the VitaMineralHerb.com license we have purchased (1st quarter of 2001); (2) establishing an office (2nd quarter of 2001); (3) developing a marketing campaign (2nd quarter of 2001); (4) hiring a salesperson (3rd quarter of 2001); (5) initiating marketing campaign (3rd quarter of 2001); and (6) achieving revenues (4th quarter of 2001).

During the period from December 31, 2000 to March 31, 2001, we have engaged in no significant operations other than the closing of our public registration and preliminary marketing surveys. On December 14, 2000 the SEC declared effective the offering of 10,000,000 shares of the Company's common stock at an offering price of one cent ($0.01) per share pursuant to a SB-2 registration statement. The offering was fully subscribed and closed on January 16, 2001 on the receipt of gross proceeds to EnterNet of one hundred thousand dollars ($100,000).

For  the  current  fiscal  quarter,  we have  incurred  a loss  as a  result  of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing our business plan. We anticipate that we will complete our market survey, organizational and implementation phases by the 3rd quarter of 2001, and that we will not generate revenues during this time. We anticipate hiring a salesperson in the 3rd quarter of 2001, and expect to begin generating revenues during the 4th quarter of 2001. However, we may continue to operate at a loss even after generating some revenue, depending on how our business performs.

Losses

For the period from January 1, 2001 to March 31, 2001, we recorded an operating loss of $8,023. This lack of profitability is attributable to expenses associated with our public registration and organizational associated with starting up our business. We did not generate any revenues during this period. We expect to continue to operate at a loss through fiscal 2001.

Capital Expenditures

We expended no amounts on capital expenditures for the quarterly period ending March 31, 2001.

Capital Resources and Liquidity

We had current assets of $82,701 and total assets of $82,701 as of the quarterly period ending March 31, 2001. These assets consist of cash on hand of $82,701. Net stockholders' equity in the Company was $46,466 at March 31, 2001.

Cash flow provided from financing activities was $88,671 for the quarterly period ending March 31, 2000. On January 16, 2001, a total of 10,000,000 shares of common stock were issued upon the closing of the Company's public registration. The shares were issued at $0.01, and the Company received a gross amount of $100,000 as a result of the issuance. Total issuance costs paid were $11,329.

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

We have already begun market research relating to our target markets. After completing our market survey, we will establish an office, develop marketing materials, advertise and hire a salesperson to market the products. We believe that during the calendar year 2001, we will need a capital infusion of approximately $100,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of our marketing survey, advertising, hiring and paying one salesperson, repaying our $35,000 loan to obtain the VitaMineralHerb.com license, and administrative expenses.

We believe that the proceeds obtained from our offering will be sufficient to satisfy contemplated cash requirements for at least the next twelve (12) months. In the event that plans change, assumptions prove to be inaccurate, or if the proceeds of that offering prove to be insufficient to fund operations and fully implement our business plan, we could be required to seek additional financing from sources not currently anticipated. We have no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on our operations, including requiring us to curtail our marketing efforts.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 14, 2000 the SEC declared effective the offering of 10,000,000 shares of the Company's common stock at an offering price of one cent ($0.01) per share pursuant to a Securities Act SB-2 registration statement identified as SEC file number 33-42436. The offering was fully subscribed and closed on January 16, 2001 on the receipt of gross proceeds to EnterNet of one hundred thousand dollars ($100,000).

The Company has used the proceeds of this offering through the period ended March 31, 2001 as follows:

Legal Fees (associated with the offering)            $9,279
Accounting Fees (associated with the audit)          $3,550

The use of proceeds detailed above were made to entities unaffiliated with the Company and were in accord with the use of proceeds described in the Company's prospectus.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 6 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11th day of May, 2001.



ENTERNET, INC.


/s/ Ruairidh Campbell
----------------------
Ruairidh Campbell
President and Director

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *                 Articles of Incorporation of the Company
                                    (incorporated herein by reference from
                                    Exhibit No. 3(i) of the Company's Form SB-2 as filed with the Securities and Exchange
                                    Commission on July 28, 2000).

3(ii)             *                 Bylaws of the Company (incorporated herein
                                    by reference from Exhibit 3(ii) of the
                                    Company's Form 10-SB as filed with the
                                    Securities and Exchange Commission on July
                                    28, 2000).


* Incorporated herein by reference from the referenced filings previously made by the Company.