Form 10QSB
period 2001-06-30
ENTERNET INC
filed 2001-07-20
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .
                                                  ------------    --------------


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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 19, 2001 was 10,500,000.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............5

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . ....7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................7

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Enternet, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.













                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2001..................................F-2

Unaudited Statement of Operations for the
three and six months ended June 30, 2001 and 2000
and March 16, 2000 (Date of Inception) to June 30, 2001......................F-3

Unaudited Statement of Cash Flows for the
six months ended June 30, 2001 and 2000
and March 16, 2000 (Date of Inception) to June 30, 2001......................F-4

Notes to Condensed Financial Statements......................................F-5

                                 ENTERNET, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2001
                                   (Unaudited)


                                                                   June 30, 2001
                                                                  -------------
                                     Assets

    Cash & cash equivalents                                          $    9,182
                                                                      ---------
         Total Current Assets                                             9,182
                                                                      ---------

                                  Total Assets                       $    9,182

                                                                      ---------


                      Liabilities and Stockholders' Equity
Current Liabilities
     Accounts Payable                                                $      691
     Related Party Payables                                                   0
                                                                      ---------
         Total Current Liabilities                                          691
                                                                      ---------

Stockholders' equity:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
           no shares issued and outstanding                                   -
     Common stock, $.001 par value, 45,000,000 shares
           authorized, 10,500,000 shares issued and outstanding          10,500
     Additional paid-in capital                                          83,171
     Deficit accumulated during development stage                       (85,180)
                                                                      ---------
         Total stockholders' equity                                       8,491
                                                                      ---------
                   Total liabilities and stockholders' equity        $    9,182

                                                                      ---------













                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
                 Three months ended June 30, 2001 and 2000, and
               March 16, 2000 (Date of Inception) to June 30, 2001


                                                                     Three months ended            Inception to
                                                                          June 30,                 June 30, 2001
                                                           --------------------------------  -----------------
                                                               2001               2000
                                                           --------------    --------------  -----------------
Revenues - interest income                                $             -    $           -    $             -

General and administrative costs                                   37,975             3,009             85,180
                                                           --------------    --------------  -----------------

                  Loss before income taxes                        (37,975)           (3,009)           (85,180)

Provision for income taxes                                              -                 -                 -
                                                           --------------    --------------  -----------------

                  Net Loss                                $       (37,975)   $       (3,009   $        (85,180)

                                                           --------------    --------------  -----------------

Income / (Loss) per common share - basic and              $          0.00    $        (0.01)
diluted
                                                           --------------    --------------

Weighted average common shares - basic and                     10,500,000           500,000
diluted                                                    --------------    --------------






                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Operations
                     Six months ended June 30, 2001 and 2000



                                                               Six months ended
                                                                   June 30,
                                                       -------------------------
                                                          2001         2000
                                                       ----------    ----------


Revenues - interest income                            $         -   $         -

General and administrative costs                           45,998         3,009
                                                       ----------    ----------

                  Loss before income taxes                (45,998)       (3,009)

Provision for income taxes                                      -             -
                                                       ----------    ----------

                  Net Loss                            $   (45,998)  $    (3,009)

                                                       ----------    ----------

Income/(Loss) per common share - basic and diluted    $     (0.01)  $    (0.01)
                                                       ==========    ===========

Weighted average common shares - basic and diluted      9,616,000       500,000
                                                       ==========    ===========

                                 ENTERNET, INC.
                          (A Development Stage Company)
                        Unaudited Statement of Cash Flows
                  Six months ended June 30, 2001 and 2000, and
               March 16, 2000 (Date of Inception) to June 30, 2001

                                                                          Six months ended      Inception to
                                                                              June 30,          June 30, 2001
                                                               ------------------------------   -------------
                                                                     2001          2000
                                                               --------------- --------------   -------------

Cash flows from operating activities:
     Net loss                                                   $     (45,998)  $      38,009    $   (85,180)
          Adjustments to reconcile net loss to net cash
         (used) in operating activities:
             Decrease (increase) in deferred offering costs            11,329               -              -
             Increase (decrease) in accounts payable                  (10,638)              -            691
                                                               --------------  --------------   ------------

             Net cash (used) in operating activities                  (45,307)        (38,009)       (84,489)
                                                               --------------  --------------   ------------

Cash flows from investing activities                                        -                              -
                                                               --------------  --------------   ------------

Cash flows from financing activities
           Proceeds of issuance of common stock for cash               88,671           5,000         93,671
           Proceeds from related party payable                              -          35,000         35,000
           Payments on related party payables                         (35,000)              -        (35,000)
                                                               --------------  --------------   ------------

             Net cash provided by financing activities                 53,671          40,000         93,671
                                                               --------------  --------------   ------------

Net increase in cash                                                    8,364           1,991          9,182

Cash, beginning of period                                                 818               0              -
                                                               --------------  --------------   ------------

Cash, end of period                                             $       9,182   $       1,991    $     9,182

                                                               --------------  --------------   ------------



                 See accompanying notes to Financial Statements

                                 ENTERNET, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2001
1.       Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. The Company has only recently commenced planned operations and is considered a development stage company as defined in SFAS No. 7.

2.       Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2001. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire year.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

General

Our business plan for the next six months involves 6 milestones. We plan to achieve these milestones during the following quarters of the year 2001: (1) conducting market surveys to determine the most receptive market segments in which to sell health-related products under the VitaMineralHerb.com license we have purchased (1st quarter of 2001); (2) establishing an office (2nd quarter of 2001); (3) developing a marketing campaign (2nd quarter of 2001); (4) hiring a salesperson (3rd quarter of 2001); (5) initiating marketing campaign (3rd quarter of 2001); and (6) achieving revenues (4th quarter of 2001).
During the period from December 31, 2000 to June 30, 2001, we have engaged in no significant operations other than the closing of our public registration and preliminary marketing surveys.

For the current fiscal quarter, we have incurred a loss as a result of organizational expenses, costs associated with setting up an office, management fees, the repayment of a loan and expenses associated with our marketing surveys. We anticipate that we will complete our market survey, organizational and implementation phases by the 3rd quarter of 2001, and that we will not generate revenues during this time. We anticipate hiring a salesperson in the 3rd quarter of 2001, and expect to begin generating revenues during the 4th quarter of 2001. However, we may continue to operate at a loss even after generating some revenue, depending on how our business performs.

Losses

For the six month period from January 1, 2001 to June 30, 2001, we recorded an operating loss of $45,998. This lack of profitability is attributable to expenses associated with our public registration, repaying funds loaned to the Company and organizational associated with starting up our business. We did not generate any revenues during this period. We expect to continue to operate at a loss through fiscal 2001.

Capital Expenditures

We expended no amounts on capital expenditures for the quarterly period ending June 30, 2001.

Capital Resources and Liquidity

We had current assets of $9,182 and total assets of $9,182 as of the quarterly period ending June 30, 2001. These assets consist of cash on hand of $9,182. Net stockholders' equity in the Company was $8,491 at June 30, 2001.

Cash flow used in operating activities was $45,307 for the six months ending June 30, 2001. Cash was used during the first six months to set up an office, repay a loan and to fund marketing surveys.

The first step in our business plan is to perform market research to determine the most receptive market segments in which to sell VitaMineralHerb.com products. After we complete our market survey, we intend to employ a salesperson to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

We have already begun market research relating to our target markets. We have established an office and are in the process of developing marketing materials. We intend to advertise and hire a salesperson to market the products. We believe that during the calendar year 2001, we will spend approximately $100,000 to before achieving a sustainable sales level where ongoing operations can be funded out of revenues.

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

The Company has used the proceeds of this offering through the period ended June 30, 2001 as follows:

Repayment of loan                                    $35,000
Establishing office                                  $5,500
Marketing surveys                                    $25,800

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of July, 2001.




ENTERNET, INC.


/s/ Ruairidh Campbell
------------------------------
Ruairidh Campbell
President and Director

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