Form 10QSB
period 2001-09-30
ENTERNET INC
filed 2001-11-14
CIK 1119951

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission file number 000-32253


                                 ENTERNET, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                                86-0650264
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


               11811 N. Tatum Blvd. #3031, Phoenix, Arizona 85028
               (Address of principal executive offices (zip code)


                                 (602) 953-7703
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at September 30, 2001
------------------------------                 ---------------------------------
Common Stock, par value $0.001                              10,500,000

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                 ENTERNET, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
   Cash                                                                $     --
                                                                       --------


        Total Assets                                                   $     --
                                                                       ========



                                   LIABILITIES

CURRENT
   Accounts Payable                                                    $  2,603
                                                                       --------
        Total Current Liabilities                                         2,603

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value, 5,000,000 Shares Authorized,
   None Issued
  Common Stock, $.001 Par Value, 45,000,000 Shares Authorized,
   10,500,000 Issued and  Outstanding                                    10,500
  Additional Paid-In Capital                                             83,171
  (Deficit) Accumulated During The Development Stage                    (96,274)
                                                                       --------

        Total Stockholders' Equity                                       (2,603)
                                                                       --------

        Total Liabilities And Stockholders' Equity                     $     --
                                                                       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Cumulative from
                                          For the 9 months ended           For the 3 months ended       March 16, 2000
                                      -----------------------------    -----------------------------   (Inception) to
                                      Sept 30,2001     Sept 30,2000    Sept 30,2001     Sept 30,2000    Sept 30,2001
                                      ------------     ------------    ------------     ------------    ------------
EXPENSES
  General & Administrative            $   57,092         $ 39,179      $    11,094         $  1,170       $ 96,274
                                      ----------         --------      -----------         --------       --------
        Total Expenses                    57,092           39,179           11,094            1,170         96,274
                                      ----------         --------      -----------         --------       --------

NET (LOSS)                            $  (57,092)        $(39,179)     $   (11,094)        $ (1,170)      $(96,274)
                                      ==========         ========      ===========         ========       ========
NET LOSS PER SHARE:
  Basic                               $    (0.00)        $  (0.08)     $     (0.00)        $  (0.00)
                                      ==========         ========      ===========         ========
  Diluted                             $    (0.00)        $  (0.08)     $     (0.00)        $  (0.00)
                                      ==========         ========      ===========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                9,907,407          500,000       10,500,000          500,000
                                      ==========         ========      ===========         ========
  Diluted                              9,907,407          500,000       10,500,000          500,000
                                      ==========         ========      ===========         ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                               For the nine months      Cumulative from
                                                                 ended Sept 30,          June 12, 2000
                                                             ----------------------      (Inception) to
                                                             2001             2000       Sept. 30, 2001
                                                             ----             ----       --------------
OPERATING ACTIVITIES
  Net (loss) income for the period                         $(57,092)       $(39,179)        $(96,274)
  Adjustments to reconcile net cash used by operations:
   Increase (decrease) in deferred offering costs            11,329              --               --
   Increase (decrease)  in accounts payable                  (8,726)             --            2,603
                                                           --------        --------         --------
        Net Cash (used) by operating activities             (54,489)        (39,179)         (93,671)
                                                           --------        --------         --------
FINANCING ACTIVITIES
  Proceeds from shares issued for cash                       88,671           5,000           93,671
  Loan from related parties                                      --          35,000           35,000
  Repayment to related parties                              (35,000)             --          (35,000)
                                                           --------        --------         --------
        Cash provided from financing activities              53,671          40,000           93,671
                                                           --------        --------         --------
INVESTING ACTIVITIES
  Investment in marketable securities                            --              --               --
                                                           --------        --------         --------

Increase in cash                                               (818)            821               --
Cash at beginning of period                                     818              --               --
                                                           --------        --------         --------
Cash at end of period                                      $     --        $    821         $     --
                                                           ========        ========         ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Quarters ended September 30, 2001 and 2000


     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-KSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

ORGANIZATION

     The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. The Company is considered a development stage company as defined in SFAS 7.

STOCKHOLDERS' EQUITY

     During the first quarter of 2001, the Company completed a public offering in which 10,000,000 shares of common stock were sold for net proceeds of $ 88,671.

SUBSEQUENT EVENTS

     On November 12, 2001, the Company cancelled its non-binding letter of intent with Technology Alliance Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the technologies of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

     On July 23, 2001, Ruairidh Campbell appointed Craig Robson as the President and as a director and then resigned as the President and sole director.

     During the third quarter, the Company entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". The purchase of the Court Suite software program requires cash which the Company plans to raise to develop, market and maintain all nine software programs. The company is currently determining the amount of cash necessary to raise and intends to prepare a private placement under Regulation D Rule 506.

     The Company is still determining the viability of selling a vitamin pill over the Internet even though the downturn in the hi-tech stocks negatively impacted the Internet market. Recently the Company has entered into initial discussions with a company that has developed and is selling a food supplement pill which aids the body's natural defenses against sunburn and the resultant skin and cell damage. The company is awaiting the reports of ongoing clinical trials on the anti-sunburn pill so that discussions may proceed.

     The Company engaged legal, financial and marketing consultants during October 2001 to assist the President in evaluating potential acquisitions.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     During the third quarter, the Company entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". The Court Suite is a software program for Drug Courts which was designed to be modified to create eight additional case management systems that interact and manipulate information in a database to manage eight additional individual courts. The Court Suite is currently being used in a final trial phase in a county within the state of Florida and being tested in several other counties. Management believes the eight additional programs could be successfully developed and sold to counties when the Drug Court software has been proven to those same counties.

     Also during the third quarter, the Company entered into a non-binding letter of intent with Technology Alliance Group located in Scottsdale, Arizona to acquire all of its shares. On November 12, 2001, the Company cancelled the non-binding letter of intent. The Company plans to use Technology Alliance Group for their hosting and consulting services in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          NONE

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 2001 and through the date of this filing, the Company filed one Form 8-K report. The report was filed on August 2, 2001 and is incorporated herein by reference. The report disclosed that the office of the Company was moved to Phoenix, Arizona, the appointment of Craig Robson as the President and a director of the Company and the resignation of Ruairidh Campbell as the President and a director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EnterNet, Inc.


November 14, 2001                      By: /s/ Craig Robson
-----------------                         -----------------------------
    Date                                  President