Form 10KSB
period 2001-12-31
ENTERNET INC
filed 2002-04-16
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

                 14746 N. 78'th Way Bldg. A, Scottsdale, Az. 85260
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (480) 778-2415
                                 --------------
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

The issuer's total consolidated revenues for the year ended December 31, 2001 were $ 0.

At March 31, 2002, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 11,200,000.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page


Item 1.           Description of Business..................................   1

Item 2.           Description of Property..................................   4

Item 3.           Legal Proceedings........................................   5

Item 4.           Submission of Matters to a Vote of Security-Holders......   5


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.   5

Item 6.           Management's Discussion and Analysis or Plan of Operation   6

Item 7.           Financial Statements.....................................   7

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure......................   8

                                    PART III

Item 9.           Directors and Executive Officers.........................   8

Item 10.          Executive Compensation...................................   8

Item 11.          Security Ownership of Certain Beneficial
                       Owners and Management...............................   9

Item 12.          Certain Relationships and Related Transactions...........  10

Item 13.          Exhibits, List and Reports on Form 8-K...................  10

                  Signatures...............................................  11

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS


History

EnterNet, Inc. is a corporation formed under the laws of the State of Nevada on March 16, 2000. During the year 2000, we acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers (the site is accessed by a User ID and password). Each sale generated on the VitaMineralHerb.com web site is identified by the location of the particular customer. Sales derived from within Oklahoma and New Mexico are credited to us minus VitaMineralHerb.com's cost to the manufacturer of the health products plus a ten percent commission for handling the transaction. Our revenue depends on the number of customers and the type of transactions that originate within our licensed territory.

Although we focused on health professionals and those involved in fitness related businesses as our target customers we were unable to attract their buying from the VitaMineralHerb.com web site to purchase health related products for resale to their clients.

In addition to the VitaMineralHerb.com efforts, we evaluated the viability of selling a food supplement pill which aids the body's natural defenses against sunburn and the resultant skin and cell damage. After considerable effort, we determined that the project was not cost feasible and terminated further evaluations.

We did not generate any revenues during 2001 because our resources were used toward a public registration, repaying funds loaned to the Company and expenses associated with our vitamin retail business.

During March 2002, we decided to terminate our involvement with marketing vitamins and such related projects; consequently, we proceeded to cancel our license agreement with VitaMineralHerb.com. by giving them a 90 day cancellation notice.


Our Business

During the third quarter of 2001, we entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". On January 31, 2002, the Company entered into an Inellectual Property Purchase Agreement with iCyberData, Inc. conditional upon them successfully transferring the intellectual property. The successful transfer occurred on February 28, 2002 and the closing occurred on March 10, 2002. All parties agreed to make the effective date of the Agreement January 31, 2002. The purchase of the Court Suite software program requires cash that the Company plans to raise. The company is currently determining the amount of cash and terms necessary to prepare a private placement under Regulation D Rule 506. There can be no assurance that the Company will be successful in completing the private placement and raising the necessary funds.

The Court Suite is a case management system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. These problems stem from the need for many agencies with different levels of security to be able to access and manipulate the database. To further complicate the issue, most of these agencies will have different hardware, operating system software and Internet connectivity protocols. The case management software was also designed to overcome all these problems, with very little start up cost, as almost all current hardware can be used effectively and therefore little or no capital expenditure is required from the counties.

Specialty courts are growing in popularity due to a number of reasons. First, they have a much higher success rate in offender rehabilitation then the conventional courts. Second, they greatly reduce the pressure on the criminal justice system. Third, State and Federal authorities have recognized the benefits of the Court system model and are now actively encouraging counties to adopt the court system model. The major obstacle in implementing these specialty courts is the administration difficulty in managing the cases within and across multiple areas. The Company believes that the Court Suite software directly and successfully addresses this obstacle, however the Company has not yet recognized any sales of the Court Suite software, therefore the product has not gained market acceptance and has not been proven to overcome these obstacles.

The whole Court Suite is composed of nine case management systems that evolve around a central database designed to manage nine individual courts while sharing common information. This technique of managing database information facilitates data integrity and continuity. The nine case managements systems are:

  1.Drug court                   4.DUI court                   7.Family court
  2.Domestic violence            5.Traffic court               8.Animal court
  3.Child Advocacy               6.Juvenile court              9.Mediation

A case management system that can be maintained over the Internet fits the needs of multi-agency applications such as the Drug Court. Many other clients face these same challenges with their own databases (e.g. hospitals). The telecommunication costs of connecting court systems, using traditional case management programs are prohibitive. This leads the majority of these agencies to work autonomously with the inability to electronically share information. We believe that the Court Manager Suite will function as an ASP providing an affordable solution of integrating unlike hardware and software platforms across multiple agencies, however because the Court Manager Suite product has not yet been sold, there is no assurance that it will generate future revenues or attain market acceptance.

The Court Suite application acquired in January 2002 continues to be used and tested on a trial basis in numerous counties in Florida. Such testing is not generating any revenue at this time.

Industry Background

Court Manager's Court Suite has been designed to solve the problems encountered by the growing number of jurisdictions implementing and maintaining specialty courts. Problem areas include:

     o   Lack of an Internet based system.
     o Inability to successfully integrate different users utilizing various types of hardware.
     o   High start up costs associated with compatibility.
     o   Difficulty in controlling access to the database.
     o   Lack of real time updates to the database with confirmation of changes.
     o   Difficulty in generating concise reports automatically.
     o   Lack of continuous backup for the database.
     o   No ability for Statewide or Nationwide accessibility.
     o   Lack of compliance with national standards.


Drug Court Program Growth ( from the report: "Looking at a Decade of Drug Courts" Rev. 1999, prepared by the Office of Justice Programs Drug Court Clearinghouse and Technical Project, American University, Washington, D.C.)

The number of drug courts, in both the planning and operational stages of development, has tripled during the past year.

Competition

The existing competitive products are LAN and Wide-Area Network (WAN) based and are positioned to move to the Internet platform using traditional web pages or offline processing with dial up data synchronization. The company believes its product has advantages over existing software programs due to the fact that it is built to function in an ASP environment, instead of a non-Internet based product modified with traditional web page technology. However, the Company has not sold any product to date.

The company believes that Court Manager Suite offers more flexibility in potential sales than our competitors, including transactional based pricing, lower up-front expenses (due to our "heavy client technology) and our full ASP capabilities.

The Company has identified a number of other court management systems, but we believe that none offer the same functionality and flexibility of Court Manager Suite. These other systems have been developed with traditional database technology and are used as local area systems and transfers information via diskette or high-speed communication to remote sites. Court Manager's suite of products is designed to replace these traditional applications using Internet case management technology as an ASP service.

Employees

We are a development stage company and currently have no employees. We are currently managed by Craig Robson, the sole officer and director. We look to Mr. Robson for his entrepreneurial skills and talents. For a complete discussion of Mr. Robson's experience, please see "Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Management plans to use independent consultants and attorneys, rather than in-house counsel, to prepare the reports necessary to keep the company current in its Exchange Act reporting. Management further plans to use independent consultants, rather than hire an in- house accountant, to prepare its financial statements for inclusion in its Exchange Act reports, as well as for dealing with the accounting to keep this start-up company running. Management's criteria for choosing such independent consultants, attorneys, and accountants will include the following guidelines: they should have at least 5 years of experience in law practice, consulting, or accounting, and should have previous experience preparing reports and financial statements for small public companies. Management currently anticipates that such outside advisors will be hired for approximately one year, though extensions may be necessary if the Company's operations cannot justify hiring full-time, in-house staff for these functions. We may hire marketing employees based on the projected size of the market and expect to base the compensation on what is necessary to hire and retain qualified sales employees.

Available Information and Reports to Securities Holders

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

ITEM 2.           DESCRIPTION OF PROPERTY

We currently maintain limited office space on a month-to-month basis with Technology Alliance Group "TAG" of Scottsdale, Arizona. In addition to the office space, TAG hosts the Court Manager software. We have a month-to-month arrangement for rent and hosting fees in the amount of $3,000 per month.

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

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "ETEN". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company began trading during July 2001; therefore, there were no shares to trade prior to that time.


                        2001                         Low               High

                  Fourth quarter                     1.01              3.25
                  Third quarter                      1.10              4.10
                  Second quarter                       -                 -
                  First quarter                        -                 -


Recent Sales of Unregistered Securities

There were no unregistered shares issued during the year ended 2001.

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

Record Holders

As of December 31, 2001, there were 51 shareholders of record holding a total of 10,500,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS RELATING TO FUTURE RESULTS OF THE COMPANY (INCLUDING CERTAIN PROJECTIONS AND BUSINESS TRENDS) THAT ARE "FORWARD-LOOKING STATEMENTS" AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO CHANGES IN POLITICAL AND ECONOMIC CONDITIONS; DEMAND FOR AND MARKET ACCEPTANCE OF NEW AND EXISTING PRODUCTS, AS WELL AS OTHER RISKS AND UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.


On January 31, 2002, the Company entered into an Intellectual Property Purchase Agreement with iCyberData, Inc., "Agreement", conditional upon them successfully transferring the intellectual property. The successful transfer occurred on February 28, 2002 and the closing occurred on March 10, 2002. All parties agreed to make the effective date of the Agreement January 31, 2002. The purchase of the Court Suite software program requires cash that the Company plans to raise. In accordance with the terms of the Agreement, the Company issued 500,000 shares of restricted common stock and a non-interest bearing six-month promissory note in the principal amount of $786,000. The Company was required to begin making monthly payments for six months beginning February 15, 2002. The Agreement requires the Company to issue 25,000 shares of common stock for every week or a portion thereof that payments are in arrears. As such, the Company issued an additional 100,000 restricted common shares to iCyberData as a penalty for missing its February 15, 2002 payment. As of the date of this filing, the company currently owes an additional 150,000 restricted shares of common stock and has not paid its payment which was due February 15, 2002 nor any payment thereafter.

The Company needs to raise approximately $ 2,500,000 to pay the promissory note of $786,000, existing payables of approximately 115,000 as of December 31, 2001, and to provide working capital for approximately $1,000,000. The Company may need to raise more cash over the next twelve months in the event that the Court Suite software does not generate sufficient revenue to cover operating expenses. The Company is preparing a private placement under Regulation D Rule 506 to raise the needed capital. There can be no assurance that the Company will be successful in its effort to raise funds through the sale of its common stock.

On January 31 2002, the Company engaged Oak Haven Financial Corporation, "Oak Haven" to provide regular and customary technological advice and issued 100,000 restricted common shares to compensate it for services provided subsequent to December 31, 2001. Oak Haven has referred a marketing expert to the Company that may be willing to provide marketing services which would ultimately result in the generation of revenue from the Court Manager software.

During the next twelve months, Management will attempt to successfully market the software program in Florida to target the specialty Drug Court market. The use of the software in any trial phase will not generate any revenues.

The program was designed to be modified to create eight additional case management systems that interact and manipulate information in a database to manage eight additional individual courts. Management believes those additional programs could be successfully developed and sold to counties when the Drug Court software has been proven to those same counties. Management is currently determining a budget to meet this objective.


The Court Manager Suite product is estimated to sell for $25,000 per court. The sales would be primarily driven by Value Added Resellers "VAR's". Approximately a 40% cost of product sales would be required in order to pay the VAR's to sell the product, service, and support and train the users of the product on site.

Additional revenue with associated costs would occur from customization and integration of software programs for the Specialty Courts. Support, Hosting and Security costs will be required as an integral cost to administer the software.


ITEM 7.    FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-13.

ENTERNET, INC.
(A Development Stage Company)
Financial Statements
December 31, 2001


                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Index to Financial Statements

--------------------------------------------------------------------------------




                                                                         Page
                                                                         ----


Independent Auditors' Report                                             F-2


Balance Sheet                                                            F-4


Statement of Operations                                                  F-5


Statement of Stockholders' Deficit                                       F-6


Statement of Cash Flows                                                  F-7


Notes to Financial Statements                                            F-8


--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT





To the Stockholders' and
Board of Directors of
EnterNet, Inc.


We have audited the accompanying balance sheet of EnterNet, Inc. (a development stage company), as of December 31, 2001 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001 and period from March 16, 2000 (date of inception) through December 31, 2000 and cumulative amounts since inception. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnterNet, Inc. (a development stage company), as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and the period from March 16, 2000 (date of inception) through December 31, 2000 and cumulative amounts since inception in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred recurring losses, has a stockholders' deficit and a working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
April 3, 2002
                                                                             F-3



                                                                                             ENTERNET, INC.
                                                                              (A Development Stage Company)
                                                                                              Balance Sheet

                                                                                          December 31, 2001
-----------------------------------------------------------------------------------------------------------



              Assets                                                                     $               -
              ------                                                                     ------------------

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Accounts payable                                                                         $         115,422
                                                                                         ------------------

                  Total current liabilities                                                        115,422
                                                                                         ------------------

Stockholders' deficit:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding                                                       -
     Common stock, $.001 par value, 45,000,000 shares
       authorized, 10,500,000 shares issued and outstanding                                         10,500
     Additional paid-in capital                                                                     83,171
     Deficit accumulated during the development stage                                             (209,093)
                                                                                         ------------------

                  Total stockholders' deficit                                                     (115,422)
                                                                                         ------------------

                                                                                         $               -
                                                                                         ------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-4


                                                                                                    ENTERNET, INC.
                                                                                     (A Development Stage Company)
                                                                                           Statement of Operations

                                                                                      Year Ended December 31, 2001
                                                                and Period From March 16, 2000 (Date of Inception)
                                                                       To December 31, 2000 and Cumulative Amounts
------------------------------------------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                     2001             2000           Amounts
                                                               ---------------------------------------------------

        Revenues                                               $               -   $           -   $            -

        General and administrative costs                                 169,911          39,182          209,093
                                                               ---------------------------------------------------

                          Loss before income taxes                      (169,911)        (39,182)        (209,093)

        Provision for income taxes                                             -               -                -
                                                               ---------------------------------------------------

                          Net loss                                      (169,911)        (39,182)        (209,093)
                                                               ---------------------------------------------------

        Loss per common share - basic and diluted              $            (.02)   $       (.08)
                                                               ----------------------------------

        Weighted average common shares
           - basic and diluted                                        10,087,912         500,000
                                                               ----------------------------------


-------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                               F-5


                                                                                                    ENTERNET, INC.
                                                                                     (A Development Stage Company)
                                                                                Statement of Stockholders' Deficit

                                                                                  Year Ended December 31, 2001 and
                                               Period From March 16, 2000 (Date of Inception) to December 31, 2000
------------------------------------------------------------------------------------------------------------------


                                                                                           Deficit
                                                                                         Accumulated
                                     Preferred Stock       Common Stock     Additional    During the
                                 -----------------------------------------   Paid-in      Development
                                   Shares     Amount     Shares   Amount     Capital         Stage        Total
                                 ---------------------------------------------------------------------------------
Balance at March 16, 2000
  (date of inception)                  -    $    -            - $        -  $      -    $       -      $       -

Issuance of common stock for
  cash at $.01 per share               -         -      500,000        500     4,500            -          5,000

Net loss                               -         -            -          -        -       (39,182)       (39,182)
                                 ---------------------------------------------------------------------------------

Balance at December 31, 2000           -         -      500,000        500     4,500      (39,182)       (34,182)

Issuance of common stock for
  cash at $.01 per share,
  net of offering costs of
  $11,329                              -         -   10,000,000     10,000    78,671            -         88,671

Net loss                               -         -            -          -        -      (169,911)      (169,911)
                                 ---------------------------------------------------------------------------------

Balance at December 31, 2001           -    $    -   10,500,000 $   10,500  $ 83,171   $ (209,093)     $(115,422)
                                 ---------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                F-6


                                                                                                    ENTERNET, INC.
                                                                                     (A Development Stage Company)
                                                                                           Statement of Cash Flows

                                                                                      Year Ended December 31, 2001
                                                                     And Period March 16, 2000 (Date of Inception)
                                                                       to December 31, 2000 and Cumulative Amounts
------------------------------------------------------------------------------------------------------------------


                                                                                                      Cumulative
                                                                   2001               2000              Amounts
                                                             -----------------------------------------------------
         Cash flows from operating activities:
              Net loss                                       $        (169,911) $         (39,182) $     (209,093)
              Decrease (increase) in deferred
                offering costs                                          11,329            (11,329)              -
              Increase in accounts payable                             104,093             11,329         115,422
                                                             -----------------------------------------------------

                           Net cash used in
                           operating activities                        (54,489)           (39,182)        (93,671)
                                                             -----------------------------------------------------

         Cash flows from investing activities:                               -                  -               -
                                                             -----------------------------------------------------

         Cash flows from financing activities:
              Issuance of common stock                                  88,671              5,000          93,671
              (Payment of) proceeds from related
                party payable                                          (35,000)            35,000               -
                                                             -----------------------------------------------------

                           Net cash provided by
                           financing activities                         53,671             40,000          93,671
                                                             -----------------------------------------------------

         Net (decrease) increase in cash                                  (818)               818               -

         Cash, beginning of period                                         818                  -               -
                                                             -----------------------------------------------------

         Cash, end of period                                 $               -  $             818  $            -
                                                             -----------------------------------------------------


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                               F-7

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements

                                                               December 31, 2001
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                The Company was organized under the laws of the State of
     Summary of         Nevada  on  March  16,  2000  (date of  inception).  The
     Significant        Company originally planned to market vitamins, minerals,
     Accounting         nutritional  supplements  and other  health and  fitness
     Policies           products over the internet. The Company also plans to be
                        an  application  service  provider  (ASP) which provides
                        users access to applications over the internet; however,
                        the  Company  has  not  commenced  planned   operations.
                        Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

                        The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Options to purchase 1,600,000 shares of common stock at $1.10 per share were outstanding at December 31, 2001, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.


--------------------------------------------------------------------------------

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Concentration of Credit Risk
     and                The Company  maintains its cash in bank deposit accounts
     Summary of         which, at times,  may exceed  federally  insured limits.
     Significant        The  Company  has not  experienced  any  losses  in such
     Accounting         accounts   and   believes  it  is  not  exposed  to  any
     Policies           significant credit risk on cash and cash equivalents.
     Continued
                        Use  of  Estimates  in  the   Preparation  of  Financial
                        Statements
                        The  preparation  of financial  statements in conformity
                        with generally accepted  accounting  principles requires
                        management to make estimates and assumptions that affect
                        the  reported  amounts  of assets  and  liabilities  and
                        disclosure of contingent  assets and  liabilities at the
                        date  of  the  financial  statements  and  the  reported
                        amounts of revenues  and expenses  during the  reporting
                        period.   Actual   results   could   differ  from  those
                        estimates.

2.   Going              As  of  December  31,  2001,   the   Company's   revenue
     Concern            generating  activities are not in place, the Company has
                        incurred losses since inception, has a stockholders' deficit and a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include putting into place revenue generating activities, external debt, the sale of stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.



--------------------------------------------------------------------------------
                                                                             F-9

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   License            The  Company  purchased  a  license  agreement  to  sell
     Agreement          certain  nutritional  supplements  and other  health and
                        fitness products in specific territories. Due to the absence of revenues or operations and uncertainty about the Company's ability to continue as a going concern, the cost of the license agreement of $35,000 has been expensed in the period it was acquired. The agreement also requires an annual maintenance fee (which will be expensed as incurred) of $500 beginning in June of 2001 and payments to the licensor of 10% of gross sales. The agreement expires in June 2003. Subsequent to year end, the Company gave a 90 day cancellation notice to terminate the license agreement.

4.   Income             The difference  between income taxes at statutory  rates
     Taxes              and the amount presented in the financial  statements is
                        a result of an increase in the valuation allowance to offset the deferred tax asset related to the net operating loss carryforward.

                        The Company has net operating loss carryforwards of approximately $209,000, which begin to expire in the year 2020. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

5.   Supplemental       No amounts were paid for interest or income taxes during
     Cash Flow          the year ended  December  31,  2001 or the  period  from
     Information        March 16, 2000 (date of inception) to December 31, 2000.

6.   Preferred          The Company has  authorized  up to  5,000,000  shares of
     Stock              preferred stock with a par value of $.001 per share. The
                        preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2001 there are no issued series or shares of preferred stock.


--------------------------------------------------------------------------------
                                                                            F-10

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Public             On December 14, 2000, the Company's  public  offering of
     Offering           its common  stock  registered  on Form SB-2 was declared
                        effective by the Securities and Exchange Commission.  In
                        accordance   with  this   offering,   the  Company  sold
                        10,000,000 shares of its common stock, $.001 par value, at an offering price of $.01 per share, with net proceeds of $88,671 received during January 2001.

8.   Stock              The  Company has entered  into an  employment  agreement
     Options            with its Chief  Executive  Officer during the year ended
     and                December 31, 2001. This agreement is for a one-year term
     Commitments        and expires  September 30, 2002. There are two automatic
                        one year renewals,  unless canceled by either party with
                        60 days notice. As part of the agreement,  the CEO is to
                        receive  a base  salary  of $5,000  per  month,  receive
                        expense   reimbursements  for  pre-approved  travel  and
                        entertainment expenses, and was granted an option to purchase 500,000 shares of common stock at $1.10 per share. The option vests in April 2002 and expires on September 30, 2004. In connection with the issuance of this option, the Company will recognize compensation expense of $125,000 upon vesting in the second quarter of 2002.

                        The Company has entered into various consulting agreements during the year ended December 31, 2001. The consulting agreements are for a term of three years and will expire in October and November 2004. The consulting agreements require the Company to pay an aggregate of $20,000 per month for the services rendered by the consultants. One agreement also requires an agreed upon finders fee to be paid for acquisitions or mergers brought to the Company by the consultant. As part of these agreements, the consultants were also granted options to purchase 1,000,000 shares of common stock at $1.10 per share. The options vest in April and May 2002 and expire October 1, 2004 and November 15, 2004. In connection with the issuance of these options, the Company will recognize consulting expense of $1,245,000 upon vesting in the second quarter of 2002.

--------------------------------------------------------------------------------
                                                                            F-11

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock              Information regarding stock options is summarized below:
     Options
     and
     Commitments                          Number of Options    Option Price
                                                                Per Share
                                          ------------------------------------

  Outstanding at
  December 31, 2000                                        -  $             -
       Granted                                     1,600,000             1.10
       Exercised                                           -                -
       Expired                                             -                -
       Forfeited                                           -                -
                                          ------------------------------------

  Outstanding at
  December 31, 2001                                1,600,000  $          1.10
                                          ------------------------------------


                        The following table summarizes information about stock options outstanding at December 31, 2001:

                        Options Outstanding               Options Exercisable
              ------------------------------------------------------------------
                              Weighted
                              Average      Weighted                   Weighted
   Range of      Number      Remaining      Average      Number        Average
   Exercise   Outstanding   Contractual    Exercise    Exercisable    Exercise
    Prices    at 12/31/01   Life (Years)     Price     at 12/31/01      Price
 -------------------------------------------------------------------------------

  $  1.10    1,600,000           2.8           1.10         -        $      -
 -------------------------------------------------------------------------------



9.   Recent             In  July  2001,   Statement  of   Financial   Accounting
     Accounting         Standards (SFAS) No. 141,  "Business  Combinations"  and
     Pronounce-         SFAS No. 142,  "Goodwill  and Other  Intangible  Assets"
     ments              were issued. SFAS 142 addresses financial accounting and
                        reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December
                        15, 2001. The Company will assess how the adoption of SFAS 141 will effect the recording of any future acquisitions.

--------------------------------------------------------------------------------
                                                                            F-12

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Recent             The Financial Accounting Standards Board (FASB) recently
     Accounting         issued  FASB  Statement  No. 143,  Accounting  for Asset
     Pronounce-         Retirement   Obligations.   This   Statement   addresses
     ments              financial   accounting  and  reporting  for  obligations
     Continued          associated  with the  retirement of tangible  long-lived
                        assets and the associated asset retirement  costs.  This
                        Statement  applies to all entities.  It applies to legal
                        obligations associated with the retirement of long-lived
                        assets that result from the  acquisition,  construction,
                        development   and  (or)  the  normal   operation   of  a
                        long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have a material effect on its financial statements.

                        The Financial Accounting Standards Board (FASB) recently issued FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of
                        Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have a material effect on its financial statement.

10.  Subsequent         On  January  31,  2002,  the  Company  entered  into  an
     Events             Intellectual  Property  Purchase  agreement by which the
                        Company  acquired  iCyberData  Court Manager  Suite,  an
                        internet-based,  multi-agency  ASP,  which includes nine
                        case  management  systems.  The  Company  also  acquired
                        IDNet, which is also an ASP service.  The Company used a
                        promissory   note  and  common  stock  to  purchase  the
                        Intellectual Property. The promissory note of $786,000 is due in 6 monthly payments commencing February 15, 2002 and ending July 15, 2002. As of April 3, 2002 the
                        Company had not made the February or March payment on the promissory note. According to the terms of the Intellectual Property Purchase agreement, the Company must issue 25,000 shares of the Company's common stock for every week payments are in arrears. The Company also issued 500,000 shares of restricted common stock in connection with the acquisition. The seller is also entitled to another 500,000 shares in 100,000 share increments for each $10,000,000 in revenues generated by the Intellectual Property.


--------------------------------------------------------------------------------
                                                                            F-13

                                                                  ENTERNET, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


10.  Subsequent         On  January  31,  2002,  the  Company   entered  into  a
     Events             consulting  agreement.  As part of this  agreement,  the
     Continued          consultant was compensated with 100,000 shares of stock.
                        In connection with the issuance of this stock, the Company will recognize consulting expense of $72,000 in the first quarter of 2002. Also included in this agreement was the granting of options to purchase
                        300,000 shares of common stock at $1.10 per share. The options vest in July 2002 and expire July 30, 2005. In connection with the issuance of these options, the Company will recognize consulting expense of $216,000 upon vesting in the third quarter of 2002.



--------------------------------------------------------------------------------
                                                                            F-14

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


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                  PERSONS

The following table sets forth the name, age and position of the sole director and executive officer of EnterNet:

     Name                   Age       Position
 Craig Robson               50        President, Secretary, Treasurer, Director

On July 23, 2001, Ruairidh Campbell appointed Craig Robson as the President and as a director and then resigned as the President and sole director. He will serve until the first annual meeting of EnterNet's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Robson is a seasoned executive in the Canadian Securities Industry. He resides in British Columbia, Canada and served as a Senior Investigator for the B.C. Securities Commission from 1980 to 1986. Since 1993, he has served as a Director and Senior Vice President of Compliance and Risk Management for the Canadian brokerage firm of C.M. Oliver & Company Limited. He is well versed in the areas of Compliance, Risk Management, Corporate Finance, Mergers and Acquisitions.

On October 2, 2001, Enternet entered into a three-year agreement with Cactus Consultants International Corp. "Cactus" to be responsible for the creation of all news releases and other media materials requested by the Company. Cactus has a consulting contract with the Company for $10,000 a month and out of pocket costs from October 2, 2001 until October 1, 2004. It will have the right to purchase 500,000 common shares at $1.10 per share as of April 2, 2002. The Company owed Cactus $51,291 for unreimbursed expenses as of December 31, 2001.


ITEM 10.                   EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 2001 and 2000 of the chief executive officer at December 31, 2001 and all officers and directors, as a group.

                               Annual Compensation        Long-Term Compensation
                            ---------------------------------  -----------------
                                                                Securities
Name and Principal                               Other Annual  Underlying    All
Positions at 12/31/00      Salary       Bonus    Compensation   Options    Other

Ruairidh Campbell            Nil         Nil         Nil          Nil       Nil


Securities
Name and Principal                                Other Annual  Underlying   All
Positions at 12/31/01      Salary       Bonus     Compensation   Options   Other

Craig Robson               $ 15,000 (1)  Nil        Nil           Nil (1)    Nil


(1) Mr. Robson has an employment contract with the Company for $5,000 a month from October 1, 2001 until September 30, 2004. He will have the right to purchase 500,000 common shares at $1.10 per share as of April 1, 2002.

Compensation of Directors

The company's director is not compensated for any meeting of the board of directors which he attends.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No director, executive officer, nominee for election as a director of EnterNet, or other is an owner of record of five percent of more of EnterNet's outstanding shares.

Option Grants in the Last Fiscal Year

The Company granted the following options during 2001:

                       Options Granted and             Exercise
                       Number of Shares     Date of     Price      Expiration
Name                  Underlying Options    Vesting     ($/sh)       Date

Craig Robson               500,000      April 1, 2002  $ 1.10  September 30,2004
Cactus Consultants Intl.   500,000      April 2, 2002  $ 1.10  October    1,2004
Carl Ranno                 300,000       May 16, 2002  $ 1.10  November 15, 2004
Mundus Finanacial Corp.    300,000       May 16, 2002  $ 1.10  November 15, 2004

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of EnterNet, or an owner of five percent of more of EnterNet's outstanding shares, or any member of their immediate family, has entered into any related transaction.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on this Form 10-KSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-KSB. However, on March 26, 2002 the Registrant filed an 8-K announcing the acquisition of intellectual property and the agreement was attached as an exhibit.


                                INDEX TO EXHIBITS

Exhibit
Number                      Description


                   Change of Address and Resignation of Director filed on Form 8-K on August 2, 2001

3.1       (1)      Articles  of Incorporation  of  EnterNet, Inc., a  Nevada
                   corporation, filed with the State of Nevada on March 16 , 2000.

3.2       (1)      By-laws of the Company adopted on  March 16 , 2000.


4.2       (1)      Subscription  Agreement  between the  Company  and  Ruairidh
                   Campbell dated March 16, 2000.

4.3       (1)      Subscription  Agreement between the Company and Wolf Fiedler dated March 16, 2000.

10.1      (1)      License  Agreement  between  Vitamineralherb.com  Corp. and
                   EnterNet, Inc., dated June 22, 2000.

10.2      (1)      Promissory  Note between the Company and Wolf Fiedler dated
                   June 16, 2000.

10.3               Consulting Agreement with Craig Robson dated October 1, 2001.

10.4 Consulting Agreement with Cactus Consultants International dated October 2, 2001.

10.5               Consulting Agreement with Carl Ranno dated November 16,2001.

10.6               Consulting Agreement with Mundus Financial Corp. dated
                   November 16,2001.

10.7 Intellectual Property Acquisition Agreement filed as an Attachment to 8-K filed on March 26, 2002.


(1) Incorporated by reference from Form SB-2 filed July 28, 2000.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2002.

                                             Enternet, Inc.

                                               /s/ Craig Robson
                                             -----------------------------------
                                             Name: Craig Robson
                                             Title: President/CEO and Director



Signature                          Title                      Date


/s/ Craig Robson
-----------------
Craig Robson               President and Director            March 31, 2002