Form 10QSB
period 2002-03-31
ENTERNET INC
filed 2002-05-22
CIK 1119951

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission file number 000-32253


                                 ENTERNET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                           86-0650264
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                14746 N. 78th Way
                             Phoenix, Arizona 85260
                ------------------------------------------------
               (Address of principal executive offices (zip code)

                                 (602) 330-3981
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at March 31, 2002
------------------------------                   -----------------------------
Common Stock, par value $0.001                              11,200,000

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                 ENTERNET, INC.
                                  BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS
Cash                                                                $         0
                                                                    -----------
Total current assets                                                          0

Intangible Assets, net                                                  977,236
                                                                    -----------

       Total assets                                                 $   977,236
                                                                    ===========

                                   LIABILITIES

Accounts payable                                                    $   285,464
Note payable - Note 4                                                   766,000
                                                                    -----------
       Total Current Liabilities                                      1,051,464

                              STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value, 5,000,000 shares
 authorized, none issued
Common stock, $.001 par value, 45,000,000 shares
 authorized, 11,200,000 issued and outstanding                           11,200
Additional paid-in capital                                              397,471
(Deficit) accumulated during the development stage                     (482,899)
                                                                    -----------

       Total stockholders' deficit                                      (74,288)
                                                                    -----------

       Total liabilities and stockholders' deficit                  $   977,236
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             CUMULATIVE FROM
                                                                             MARCH 16, 2000
                                           THREE MONTHS ENDED MARCH 31,      (INCEPTION) TO
                                             2002               2001         MARCH 31, 2002
                                         ------------       ------------     --------------
EXPENSES
General & administrative                 $    177,352       $      8,023      $    386,445
Amortization expense                           13,764                  0            13,764
Interest expense                               82,690                  0            82,690
                                         ------------       ------------      ------------
   Total Expenses                             273,806              8,023           482,899

NET (LOSS)                               $   (273,806)      $     (8,023)     $   (482,899)
                                         ============       ============      ============
NET LOSS PER SHARE:
  Basic                                  $      (0.03)      $      (0.00)
                                         ============       ============
  Diluted                                $      (0.03)      $      (0.00)
                                         ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                    10,649,000          8,722,000
                                         ============       ============
  Diluted                                  10,649,000          8,722,000
                                         ============       ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                            CUMULATIVE FROM
                                                                                            MARCH 16, 2000
                                                           THREE MONTHS ENDED MARCH 31,     (INCEPTION) TO
                                                              2002             2001          MARCH 31,2002
                                                           ---------         ---------       -------------
OPERATING ACTIVITIES
  Net (loss) income for the period                         $(273,806)        $  (8,023)        $(482,899)
   Adjustments to reconcile net cash used by operations:
     Amortization                                             13,764                 0            13,764
     Common stock issued for services                         45,000                 0            45,000
     Common stock issued for interest expense                 45,000                 0            45,000
     Increase (decrease) in deferred offering costs                0            11,329                 0
     Increase (decrease) in accounts payable                 170,042           (10,094)          285,464
                                                           ---------         ---------         ---------
         Net Cash (used) by operating activities                   0            (6,788)          (93,671)

FINANCING ACTIVITIES
  Proceeds from shares issued for cash                             0            88,671            93,671
                                                           ---------         ---------         ---------
         Cash provided from financing activities                   0            88,671            93,671

INVESTING ACTIVITIES
         Cash flows from investing activities                      0                 0                 0
                                                           ---------         ---------         ---------

Increase in cash                                                   0            81,883                 0
Cash at beginning of period                                        0               818                 0
                                                           ---------         ---------         ---------
Cash at end of period                                      $       0         $  82,701         $       0
                                                           =========         =========         =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
  Issuance of common stock for Court Manager Suite         $ 225,000                           $ 225,000

  Issuance of note for Court Manager Suite                 $ 766,000                           $ 766,000

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 ENTERNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         For the Quarters ended and the
                   Three months ended March 31, 2002 and 2001

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles of the United States of America. These financial statements reflect all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. During March 2002, the Company terminated its involvement with marketing vitamins and such related projects by canceling its license agreement with VitaMineralHerb.com. The Company has changed its business to providing case management software for specialty courts. The Company is considered a development stage company as defined in SFAS 7.

Amortization

The Company amortizes its Court Manager Suite software on a straight line method over three years.

Note 2 - Intangible Assets

On March 10, 2002, the company completed the successful transfer of the intellectual property from iCyberData which included ID Net which is an ASP service and the Court Manager Suite (CMS) of products. The consideration for the transaction was 500,000 shares of the common stock of the company at a deemed value of $225,000 restricted pursuant to Rule 144 of the Securities Act and cash payments in the amount of $786,000 payable in six (6) monthly payments with the final payment due in July 2002. Based on an annual imputed interest rate of 10%, the Company has recorded a note payable of $766,000. Contingent additional consideration of an additional 500,000 shares of the common stock of the registrant, restricted pursuant to Rule 144 of the Securities Act, shall be remitted to the Seller in 100,000 share increments for each $10,000,000 in revenues generated by the Intellectual Property. The company and the seller are currently renegotiating certain provisions of the original acquisition agreement.

The acquisition cost of the intellectual property from iCyberData was $991,000 and is being amortized on a straight line basis over three years. At March 31, 2002, accumulated amortization was $13,764.

Note 3 - Note payable

The company owes a promissory note for $766,000 due July 15, 2002. The original agreement requires a penalty of approximately 100,000 restricted shares per month to be remitted if the scheduled payments are not made on time; however, the company is currently renegotiating the provision with the seller. During the three months ended March 31, 2002, the Company issued 100,000 shares valued at $45,000 and accrued an additional $26,625 due to non payment of scheduled payments.

Note 4 -Stockholders' Equity

During the first quarter of 2002, the company issued a total of 700,000 restricted common shares at a deemed value of $315,000. The total was comprised of 500,000 shares for the Court Manager Suite software, 100,000 shares for late fees associated with the promissory note, and 100,000 shares for services at a deemed value of $45,000.

Note 5 - Subsequent Events

On May 3, 2002 the majority of the shareholders consented to change the name of the company to Secured Data, Inc. and amend the Articles of Incorporation to increase the authorized common shares by Fifty Five Million 55,000,000 to One Hundred Million (100,000,000). Also on that date, the board of directors resolved that the shares of the company's stock be forward split at an additional two for every ten shares basis for shareholders of record as of May 31, 2002.

On May 15, 2002 the Board of Directors resolved to issue a total of 1,164,000 restricted common shares at a value of $232,800 for services performed through April 30, 2002. Approximately $203,000 of the amount satisfied payables as of March 31, 2002.

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

On March 10, 2002, the Company entered into an Intellectual Property Purchase Agreement to acquire nine case management software systems and the ID Net which is an ASP service. The company acquired the intellectual property for 500,000 restricted common shares and a note payable to the seller for $766,000. The company is currently renegotiating certain provisions of the agreement with the seller and determining the amount of cash and terms necessary to prepare a private placement under Regulation D Rule 506. There can be no assurance that the Company will be successful in completing the private placement and raising the necessary funds.

On January 31 2002, the Company engaged Oak Haven Financial Corporation, "Oak Haven" to provide regular and customary technological advice and issued 100,000 restricted common shares valued at $45,000 to compensate it for services. Oak Haven referred a marketing expert to the Company that is willing to provide marketing services which would ultimately result in the generation of revenue from the Court Manager software.

The marketing expert has initially recommended the software be marketed through Value Added Resellers "VAR's". The Court Manager Suite product is estimated to sell for $25,000 per court. The sales are anticipated to be primarily driven by VAR's. Approximately 40% cost of product sales would be required in order to pay the VAR's to sell the product, service, support and train the users of the product on site. During the next twelve months, Management will attempt to successfully market the software program in Florida to target the specialty Drug Court market. The use of the software in any trial phase will not generate any revenues.

Additional revenue with associated costs are anticipated to occur from customization and integration of software programs for the Specialty Courts. Support, Hosting and Security costs will be required as an integral cost to administer the software.

On May 6, 2002 the company announced that the majority of the shareholders consented to change the name of the company to Secured Data, Inc. and amend the Articles of Incorporation to increase the authorized common shares by Fifty Five Million 55,000,000 to One Hundred Million (100,000,000). It also disclosed that the board of directors resolved that the shares of the company's stock be forward split at an additional two for every ten shares basis for shareholders of record as of May 31, 2002.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

1) On March 12, 2002, the Company issued 100,000 restricted shares of its common stock to a software marketing consultant in consideration for technological advise pertaining to the Court Manager Suite. The deemed value of the shares issued was $45,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

2) On March 12, 2002, the Company issued 500,000 restricted shares of its common stock to iCyberData in consideration for nine case management systems and an ASP service called ID Net. The deemed value of the shares issued was $225,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

3) On March 12, 2002, the Company issued 100,000 restricted shares of its common stock to iCyberData as a late fee for the month of February 2002 in accordance with the Intellectual Property Purchase Agreement. The deemed value of the shares issued was $45,000 which was determined based upon the trading value of the Company's common stock at the time of the issuance of the stock and the agreement has been recorded as interest expense. These shares were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     NONE

(b) Reports on Form 8-K

     During the quarter ended March 31, 2002 and through the date of this filing, the Company filed two Form 8-K reports.

     The first report was filed on March 26, 2002 and is incorporated herein by reference. The report disclosed that the acquisition of the Court Manager Suite of software programs and ID Net which is an ASP service.

     The second report was filed on May 6, 2002 and is incorporated herein by reference. The report disclosed that the majority of the shareholders consented to change the name of the company to Secured Data, Inc. and amend the Articles of Incorporation to increase the authorized common shares by Fifty Five Million 55,000,000 to One Hundred Million (100,000,000). It also disclosed that the board of directors resolved that the shares of the company's stock be forward split at an additional two for every ten shares basis for shareholders of record as of May 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EnterNet, Inc.


Date May 21, 2002                       By: /s/ Craig Robson
                                           ---------------------------------
                                           President