Form 10QSB
period 2002-06-30
ENTERNET INC
filed 2002-09-13
CIK 1119951

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-32253

                               SECURED DATA, INC.
             ------------------------------------------------------
              (Exact name of registrant as specified in its charter
                        formerly known as ENTERNET, INC.)


         Nevada                                                   86-0650264
------------------------------------                         -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               14746 N. 78'th Way
                             Phoenix, Arizona 85260
          ------------------------------------------------------------
               (Address of principal executive offices (zip code)

                                 (602) 330-3981
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                Outstanding at June 30, 2002
----------------------------------------         -------------------------------
Common Stock, par value $0.001                             12,364,345
  ============================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                                  BALANCE SHEET
                          (A Development Stage Company)
                                  June 30, 2002
                                   (Unaudited)


                                     ASSETS
    Cash                                                     $                -
                                                             -------------------
Total current assets                                                          -

Intangible Assets, net                                                  894,653
                                                             -------------------

Total assets                                                 $          894,653
                                                             ===================


                                   LIABILITIES

Accounts payable                                             $          238,094
Note payable - Note 4                                                   766,000
                                                             -------------------
   Total Current Liabilities                                          1,004,094

                              STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 100,000,000
   shares authorized, 12,364,345 issued and
   outstanding                                                           12,364
Additional paid-in capital                                              638,020
(Deficit) accumulated during the development stage                     (759,825)
                                                             -------------------

Total stockholders' deficit                                            (109,441)
                                                             -------------------

Total liabilities and stockholders' deficit                  $          894,653
                                                             ===================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative from
                                                                                                          March 16, 2000
                                       Three months ended                  Six months ended               (Inception) to
                                 June 30, 2002     June 30, 2001   June 30, 2002      June 30, 2001        Jume 30, 2002
                                 -------------     -------------   -------------      -------------       --------------

EXPENSES
--------
General & administrative         $      89,140     $      37,975   $     349,182      $      45,998       $       558,275
Amortization expense                    82,583                 -          96,347                  -                96,347
Interest expense                       105,203                 -         105,203                  -               105,203
                                 -------------     -------------   -------------      -------------       ---------------
   Total Expenses                      276,926            37,975   $     550,732      $      45,998               759,825

NET (LOSS)                       $    (276,926)    $     (37,975)  $    (550,732)     $     (45,998)      $      (759,825)
                                 =============     =============   =============      =============       ===============

NET LOSS PER SHARE:
  Basic                          $       (0.02)    $       (0.00)  $       (0.05)     $       (0.00)
                                 =============     =============   =============      =============
  Diluted                        $       (0.02)    $       (0.00)  $       (0.05)     $       (0.00)
                                 =============     =============   =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                             11,795,000         8,722,000      11,225,000          9,616,000
                                 =============     =============   =============      =============
  Diluted                           11,795,000         8,722,000      11,225,000          9,616,000
                                 =============     =============   =============      =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                       Cumulative from
                                                                 Six months             March 16, 2000
                                                                ended June 30,         (Inception) to
                                                             2002             2001      June 30, 2002
                                                             ----             ----     ---------------
OPERATING ACTIVITIES
  Net (loss) income for the period                       $   (550,732)  $   (45,998)   $   (759,825)
   Adjustments to reconcile net
   cash used by operations:
     Amortization                                              96,347             -          96,347
     Common stock issued for services                         267,868             -         267,868
     Common stock issued for interest expense                  63,845             -          63,845
     Increase (decrease) in deferred offering costs                 -        11,329               -
     Increase (decrease)  in accounts payable                 122,672       (10,638)        238,094
                                                         ------------   -----------    ------------
        Net Cash (used) by operating activities                     -       (45,307)        (93,671)

FINANCING ACTIVITIES
  Proceeds from shares issued for cash                              -        88,671          93,671
  Payments on related party notes payable                           -       (35,000)              -
                                                         ------------   -----------    ------------
         Cash provided from financing activities                    -        53,671          93,671

INVESTING ACTIVITIES
     Cash flows from investing activities                           -             -               -
                                                         ------------   -----------    ------------

Increase in cash                                                    -        81,883               -
Cash at beginning of period                                         -           818               -
                                                         ------------   -----------    ------------
Cash at end of period                                    $          -   $    82,701    $          -
                                                         ============   ===========    ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

During the six months ended June 30, 2002 the Company issued 500,000 share of common stock valued at $225,000 and debt of $766,000 to acquire the Court Manager Suite software and intellectual property.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. During March 2002, the Company terminated its involvement with marketing vitamins and such related projects by canceling its license agreement with VitaMineralHerb.com. In connection with the purchase of the Court Manager Suite software and intellectual property as discussed in note 3, the Company has changed its business to providing case management software for specialty courts. The Company is considered a development stage company as defined in SFAS 7.

Amortization

The Company amortizes its Court Manager Suite software on a straight line method over three years.


Note 2 - Going Concern

The Company has a significant working capital deficit, has incurred substantial losses to date, and has had no sales or operations to date. In addition, in connection with the acquisition of the Court Manager Suite software and intellectual property, the Company has been unable to raise funds required to pay the $768,000 obligation. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to obtain debt or equity financing in order to commence operations. Once operations are commenced, the Company's ability to continue as a going concern will be contingent upon obtaining sufficient financing to fund ongoing operations and ultimately upon generating sufficient revenues and income to sustain operations. There can be no assurance that the Company will be successful in obtaining debt or equity financing or that the Company will ever have revenues, commence operations or obtain profitability.


Note 3 - Intangible Assets

On March 10, 2002, the company completed the successful transfer of the intellectual property from iCyberData which included ID Net which is an ASP service and the Court Manager Suite (CMS) of products. The consideration for the transaction was 500,000 shares of the common stock of the company at a deemed value of $225,000 restricted pursuant to Rule 144 of the Securities Act and cash payments in the amount of $786,000 payable in six (6) monthly payments with the final payment due in July 2002. Based on an annual imputed interest rate of 10% the company has recorded a note payable of $766,000. Contingent additional consideration of an additional 500,000 shares of the common stock of the registrant, restricted pursuant to Rule 144 of the Securities Act, shall be remitted to the Seller in 100,000 share increments for each $10,000,000 in revenues generated by the Intellectual Property. The Company and the seller are currently renegotiating certain provisions of the original acquisition agreement.

The acquisition cost of the intellectual property from iCyberData was 991,000 and is being amortized on a straight line basis over three years. At June 30, 2002, accumulated amortization was $96,347.


Note 4 - Note payable

The Company owes a promissory note for $766,000 due July 15, 2002. The original agreement requires a penalty of approximately 100,000 restricted shares per month to be remitted if the scheduled payments are not made on time; however, the company is currently renegotiating the provision with the seller. During the six months ended June 30, 2002, the Company issued 150,000 shares valued at $63,845 and accrued an additional $26,625 due to non-payment of scheduled payments.


Note 5 -Stockholders' Equity

During the six months ended June 30, 2002, the Company issued a total of 1,864,345 restricted common shares at a deemed value of $556,713. The total was comprised of 500,000 shares for the Court Manager Suite software valued at $225,000, 150,000 shares for late fees/interest expense associated with the promissory note valued at $63,845, and 1,214,345 shares for services at a deemed value of $267,868. The values recorded were determined based on the market price of the common stock on the date of the respective transactions.

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


Note 6 - Subsequent Event

Due to the Company's inability to raise funds to pay the $786,000 obligation to the former owners of the Court Manager Suite, the Company has entered into negotiations with the former owners with the intent to unwind the transaction in which the Court Manager Suite software and intellectual property was acquired. If the transaction is unwound, the Company will have little or no assets and no product for development or sale. There can be no assurance that the Company will be successful in its negotiations to unwind the transaction or that the common stock issued in the transaction will be returned to the Company and that the full amount of the debt obligation will be relieved in exchange for return of the Court Manager Suite software and intellectual property.

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

On January 31 2002, the Company engaged Oak Haven Financial Corporation, "Oak Haven" to provide regular and customary technological advice and issued 100,000 restricted common shares valued at $45,000 to compensate it for services. Oak Haven referred a marketing expert to the Company that is willing to provide marketing services to assist in the generation of revenue from the Court Manager software. To date, the Company has not generated any revenues.

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

4) May 6, 2002 the company announced that the majority of the shareholders consented to change the name of the company to Secured Data, Inc. and amend the Articles of Incorporation to increase the authorized common shares by Fifty Five Million 55,000,000 to One Hundred Million (100,000,000). It also disclosed that the board of directors resolved that the shares of the company's stock be forward split at an additional two for every ten shares basis for shareholders of record as of May 31, 2002.

5) May 17, 2002, the company issued 1,164,364 shares of common stock restricted pursuant to Rule 144 to satisfy $222,868.00 in debt owed to its consultants.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         The company is in discussions with iCyberData to unwind the Intellectual Property Purchase Agreement executed on March 10, 2002 because of company's inability to meet the financial requirements contained therein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

During the quarter ended June 30, 2002 and through the date of this filing, the Company filed one Form 8-K report on May 6, 2002 and is incorporated herein by reference. The report disclosed that the majority of the shareholders consented to change the name of the company to Secured Data, Inc. and amend the Articles of Incorporation to increase the authorized common shares by Fifty Five Million 55,000,000 to One Hundred Million (100,000,000). It also disclosed that the board of directors resolved that the shares of the company's stock be forward split at an additional two for every ten shares basis for shareholders of record as of May 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SECURED DATA, INC.


Date                                        By: /s/ Craig Robson
----                                        ------------------------------------
September 11, 2002                          Craig Robson, President and Director
------------------

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Secured Data, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig Robson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.


/s/ Craig Robson
----------------
Craig Robson
Chief Executive Officer
Date:    9/11/02
     --------------

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Secured Data, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig Robson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)  The information  contained in the Report fairly  presents,  in all
              material   respects,   the  financial   condition  and  result  of
              operations of the Company.

s/ Craig Robson
---------------
Craig Robson
Chief Financial Officer
Date:    9/11/02
     -------------