Form 10QSB
period 2002-09-30
SECURE DATA INC /NV/
filed 2002-11-25
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

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


                                14746 N. 78th Way
                             Phoenix, Arizona 85260
               (Address of principal executive offices (zip code)


                                 (602) 330-3981
              (Registrant's telephone number, including area code)


                                 Enternet, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at November 12, 2002
------------------------------                  --------------------------------
Common Stock, par value $0.001                              16,836,800

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                                  BALANCE SHEET
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)


                                     ASSETS
Cash                                                                  $      --
                                                                      ---------

      Total current assets                                                   --
                                                                      ---------

Total assets                                                          $      --
                                                                      =========

                                   LIABILITIES

Accounts payable                                                      $ 292,489
                                                                      ---------

      Total Current Liabilities                                         292,489

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 5,000,000 shares
 authorized, none issued                                                     --
Common stock, $.001 par value, 100,000,000 shares
 authorized, 13,714,345 issued and outstanding                           13,714
Additional paid-in capital                                              663,670
(Deficit) accumulated during the development stage                     (969,873)
                                                                      ---------

      Total stockholders' equity                                       (292,489)
                                                                      ---------

Total liabilities and stockholders' equity                            $      --
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      Cumulative from
                                                                                                       March 16, 2000
                                           Three months ended                Nine months ended         (Inception) to
                                      Sept 30, 2002    Sept 30, 2001   Sept 30, 2002    Sept 30, 2001   Sept 30, 2002
                                      -------------    -------------   -------------    -------------   -------------
REVENUES                              $        --       $        --     $        --       $       --     $      --
                                      -----------       -----------     -----------       ----------     ---------
EXPENSES
  General & administrative                210,048            11,094         559,230           57,092       768,323
  Amortization expense                         --                --          96,347               --        96,347
  Interest expense                             --                --         105,203               --       105,203
                                      -----------       -----------     -----------       ----------     ---------

   Total Expenses                         210,048            11,094         760,780           57,092       969,873
                                      -----------       -----------     -----------       ----------     ---------

NET (LOSS)                            $  (210,048)      $   (11,094)    $  (760,780)      $  (57,092)    $(969,873)
                                      ===========       ===========     ===========       ==========     =========
NET LOSS PER SHARE:
  Basic                               $     (0.02)      $     (0.00)    $     (0.07)      $    (0.00)
                                      ===========       ===========     ===========       ==========
  Diluted                             $     (0.02)      $     (0.00)    $     (0.07)      $    (0.00)
                                      ===========       ===========     ===========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                12,364,000        10,500,000      11,611,000        9,907,000
                                      ===========       ===========     ===========       ==========
  Diluted                              12,364,000        10,500,000      11,611,000        9,907,000
                                      ===========       ===========     ===========       ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           Nine months             Cumulative from
                                                         ended Sept 30,             March 16, 2000
                                                     -----------------------       (Inception) to
                                                         2002            2001       Sept 30, 2002
                                                      ---------       ---------     -------------
OPERATING ACTIVITIES
  Net (loss) income for the period                    $(760,780)      $ (57,092)      $(969,873)
  Adjustments to reconcile net cash
   used by operations:
     Amortization                                        96,347              --          96,347
     Common stock issued for services                   245,369              --         245,369
     Common stock issued for interest expense            86,344              --          86,344
     Common stock issued for mutual release
      and hold harmless agreement                        91,808              --          91,808
     Increase (decrease) in deferred offering costs          --          11,329              --
     Net change in accounts payable                     240,912          (8,726)        356,334
                                                      ---------       ---------       ---------
        Net Cash (used) by operating activities              --         (54,489)        (93,671)
                                                      ---------       ---------       ---------
FINANCING ACTIVITIES
  Proceeds from shares issued for cash                       --          88,671          93,671
  Payments on related party notes payable                    --         (35,000)             --
                                                                      ---------       ---------
        Cash provided from financing activities              --          53,671          93,671
                                                                      ---------       ---------
INVESTING ACTIVITIES
        Cash flows from investing activities                 --              --              --
                                                      ---------       ---------       ---------

Increase in cash                                             --            (818)             --
Cash at beginning of period                                  --             818              --
                                                      ---------       ---------       ---------
Cash at end of period                                 $      --       $      --       $      --
                                                      =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2002:

* The Company issued 500,000 shares of common stock valued at $225,000 and debt of $766,000 to acquire the Court Manager Suite software and intellectual property.
* The Company issued an additional 1,350,000 shares of common stock valued at $27,000 to reverse the acquisition of the Court Manager Suite software and intellectual property. In connection with this transaction, the Company removed technology assets with a net book value of $894,653, a note payable of $766,000, accrued liabilities of $63,845, recorded expense of $27,000 due to the issuance of additional shares, and recorded a loss from the transaction of $91,808.

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               SECURED DATA, INC.
                            (FORMERLY ENTERNET, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was organized under the laws of the State of Nevada on March 16, 2000 for the purpose of marketing wholesale vitamin products through the Internet. During March 2002, the Company terminated its involvement with marketing vitamins and such related projects by canceling its license agreement with VitaMineralHerb.com. In connection with the purchase of the Court Manager Suite software and intellectual property as discussed in note 3, the Company changed its business to providing case management software for specialty courts. Based on the reversal of the Court Manager Suite transaction as discussed in
Note 3, the Company currently has no assets and plans to seek potential merger candidates that will be beneficial to the shareholders. The Company is considered a development stage company as defined in SFAS 7.

NOTE 2 - GOING CONCERN

The Company has a significant working capital deficit, has incurred substantial losses to date, and has had no sales or operations to date. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to find a merger candidate with sufficient liquidity to sustain operations and pay current obligations or its ability to obtain debt or equity financing in order to settle current obligations and continue the search for a merger candidate. There can be no assurance that the Company will be successful in finding a merger candidate that will provide sufficient or any liquidity or that the Company will be able to obtain debt or equity financing. There also can be no assurance that the Company will ever have revenues, commence operations or obtain profitability.

NOTE 3 - MUTUAL RELEASE AND HOLD HARMLESS AGREEMENT

 On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. This agreement effected the return of the intellectual property purchased from iCyberData in exchange for the return to the Company of the 500,000 shares of common stock originally issued in the transaction and an additional 150,000 shares issued as interest expense on the note payable, the cancellation of the note payable of $766,000, the cancellation of accrued liabilities of $63,845, and the issuance of an additional 2 million shares of the Company's common stock. In connection with this transaction, the Company removed technology assets with a net book value of $894,653, a note payable of $766,000, accrued liabilities of $63,845, recorded expense of $27,000 due to the issuance of the additional shares, and recorded a loss from the transaction of $91,808.

NOTE 5 -STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, the Company:

     * Issued 500,000 shares of common stock for the Court Manager Suite software valued at $225,000. These shares were returned to the Company based on the Mutual Release and Hold Harmless Agreement discussed above

     * Issued 150,000 shares for late fees/interest expense associated with the promissory note valued at $63,845. These shares were returned to the Company based on the Mutual Release and Hold Harmless Agreement discussed above

     *    Issued 1,214,345 shares for services at a deemed value of $267,868

     * Issued 2 million shares in connection with the Mutual Release and Hold Harmless Agreement discussed above at a deemed value of $27,000

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

On March 10, 2002, the Company entered into an Intellectual Property Purchase Agreement to acquire nine case management software systems and the ID Net, which is an ASP service. The company acquired the intellectual property for 500,000 restricted common shares and a note payable to the seller for $766,000.

On September 25, 2002, the Board of Directors of the registrant and the principals of iCyberData, Inc. executed a Mutual Release and Hold Harmless Agreement releasing both parties from the above mentioned Intellectual Property Purchase Agreement. The registrant also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition. . In addition to the issuance of the 2,000,000 shares of common stock, the agreement also effected the return of the intellectual property purchased from iCyberData in exchange for the return to the Company of the 500,000 shares of common stock originally issued in the transaction and an additional 150,000 shares issued as interest expense on the note payable, the cancellation of the note payable of $766,000, and the cancellation of accrued liabilities of $63,845. In connection with this transaction, the Company removed technology assets with a net book value of $894,653, a note payable of $766,000, accrued liabilities of $63,845, recorded expense of $27,000 due to the issuance of the additional shares, and recorded a loss from the transaction of $91,808.

The registrant is in preliminary discussions with other companies in hopes of effectuating a merger that will be beneficial to the shareholders.

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

ITEM 3   CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

The registrant issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition. These shares were issued by the Company pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

The company has cancelled all service and employment contracts other than the contract with Craig Robson, President and CEO, Cactus Consultants International, to assist in mergers and acquisitions and Carl P. Ranno its attorney.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchang Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         On October 1, 2002 the company filed an 8-K, with exhibits, disclosing that the registrant and the principals of iCyberData, Inc. executed a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement. The registrant also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition said report is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EnterNet, Inc.


Date: November, 24 2002                  By: /s/ Craig Robson
                                            ------------------------------------
                                            Craig Robson, President and Director