Form 10KSB
period 2002-12-31
SECURED DATA INC /NV/
filed 2003-05-19
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ___________________

                        Commission file number: 000-32253


                               SECURED DATA, INC.
           (Name of Small Business Issuer as specific in its Charter)

           Nevada                                                87-0650264
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

              409 Calle San Pablo Suite 100-101 Camarillo, CA 93010 (Address of Principal Executive Offices Including Zip Code)

         Issuer's telephone number, including area code: (805) 485-7687

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

For the fiscal year ended December 31, 2002, the Company's revenue was $-0-.

As of May, 15, 2003 the number of shares of Common Stock outstanding was 54,673,030. The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of May, 15, 2003 was approximately $368,400 (based upon 18,420,000 shares at $0.02 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: (i) Registration Statement on Form SB-2, filed on December 13, 2000, as amended (Registration No. 333-42436); (ii) Form 10-KSB for the fiscal year ended December 31, 2000, filed on February 21, 2001 (File No. 000-32253); and (iii) Form 10-KSB for the fiscal year ended December 31, 2001, filed on April 16, 2002 (File No. 000-32253) are incorporated in Part IV, Item 13(a). An 8-K filed on March 26, 2002 (File No. 000-32253) disclosing the acquisition of assets from iCyberData and a change of address. An 8-K filed on May 16, 2002 (File No. 000-32253) disclosing an amendment to the Articles of Incorporation by authorizing an additional 55,000,0000 common shares and a also disclosed a forward split of 2 for every share held as of the record date. An 8-K filed on October 1, 2002 (File No. 000-32253) disclosing a Mutual Release and Hold Harmless Agreement releasing both iCyberData and the registrant from the Intellectual Property Purchase Agreement executed on January 31, 2002. The registrant also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition. An 8-K filed on March 5, 2003 (File No. 000-32253) disclosing a change of accountants and a change of address. An 8K filed on April 4, 2003 (File No. 000-32253) disclosing a change of officers and the appointment to fill a long standing vacancy on the board of directors. It also disclosed a change of the registrant's address.

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
Item 1.   Description of Business..........................................   1
Item 2.   Description of Property..........................................   2
Item 3.   Legal Proceedings................................................   2
Item 4.   Submission of Matters to a Vote of Security-Holders..............   2

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........   2
Item 6.   Management's Discussion and Analysis or Plan of Operation........   3
Item 7.   Financial Statements.............................................   4
Item 8.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure..............................   4

                                    PART III

Item 9.   Directors and Executive Officers.................................   5
Item 10.  Executive Compensation...........................................   6
Item 11.  Security Ownership of Certain Beneficial Owners and Management...   7
Item 12.  Certain Relationships and Related Transactions...................   7
Item 13.  Exhibits, List and Reports on Form 8-K...........................   7
Item 14.  Controls and Proceedures.........................................   8

Signatures.................................................................   9

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Secured Data, Inc. (formerly Secured Data, Inc). is a corporation formed under the laws of the State of Nevada on March 16, 2000. During the year 2000, we acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers (the site is accessed by a User ID and password).

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

We did not generate any revenues from the above endeavors and during March 2002, we decided to terminate our involvement with marketing vitamins and such related projects; consequently, we cancelled our license agreement with VitaMineralHerb.com.

BUSINESS

During the third quarter of 2001, the company entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". On January 31, 2002, the Company entered into an Inellectual Property Purchase Agreement with iCyberData, Inc. conditional upon them successfully transferring the intellectual property. The successful transfer occurred on February 28, 2002 and the closing occurred on March 10, 2002. All parties agreed to make the effective date of the Agreement January 31, 2002. The purchase of the Court Suite software program requires cash that the Company planned to raise. After numerous months of effort the company was unable to raise the required funds. On September 25, 2002 a Mutual Release and Hold Harmless Agreement releasing both iCyberData and the company from the Intellectual Property PurchaseAgreement executed on January 31, 2002. The company also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition.

EMPLOYEES

We are a development stage company and currently have no employees. We are managed by Mr. Art Malone Jr., the President and CEO.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain limited office space on a month-to-month basis at the offices of Mr. Malone Jr. At this time the company is not paying rent.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation, and none of our property is the subject of a pending legal proceeding. Further, the officers and directors knows of no legal proceedings against us or our property contemplated by any person, entity or governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The security holders agreed to amend the Articles of Incorporation by increasing the number of common shares to 100,000,000 and a forward split of 2 for every ten shares.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market on the OTC Bulletin Board under the symbol "SCDD". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per calendar quarter which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company began trading during July 2001; therefore, there were no shares to trade prior to that time.

              2002                         Low              High
              ----                         ---              ----
         First quarter                     0.13             0.20
         Second quarter                    0.06             0.06
         Third quarter                     0.01             0.01
         Fourth quarter                    0.01             0.01

RECENT SALES OF UNREGISTERED SECURITIES

There were 2,420,000 unregistered shares issued during the year ended 2002 to settle $404,500 in obligations to vendors, consultants and professionals. Subsequent to December 31, 2002, the company issued an additional 37,653,030 shares of its common shares restricted pursuant to Rule 144, in settlement of $336,000 of its obligations.

RECENT SALES OF REGISTERED SECURITIES

There were no sales of registered securities during year ended 2002.

Set forth below is information regarding the issuance and sales of registered securities since the company's formation. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

On December 14, 2000 the SEC declared effective the offering of 10,000,000 shares of Secured Data common stock at an offering price of One Cent ($0.01) per share pursuant to a Securities Act SB-2 Registration Statement. The offering was fully subscribed and closed on January 16, 2001 on the receipt of gross proceeds to Secured Data of One Hundred Thousand Dollars ($100,000).

RECORD HOLDERS

As of December 31, 2002, there were approximately 400 shareholders of record holding a total of 17,020,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Secured Data's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

THE FOLLOWING INFORMATION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "SHALL," "WILL," "COULD," "EXPECT," "ESTIMATE," "ANTICIPATE," "PLAN," "PREDICT," "PROBABLE," "POSSIBLE," "SHOULD," "CONTINUE,"

OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

During the third quarter of 2001, the company entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". On January 31, 2002, the Company entered into an Inellectual Property Purchase Agreement with iCyberData, Inc. conditional upon them successfully transferring the intellectual property. The successful transfer occurred on February 28, 2002 and the closing occurred on March 10, 2002. All parties agreed to make the effective date of the Agreement January 31, 2002. The purchase of the Court Suite software program requires cash that the Company planned to raise. After numerous months of effort the company was unable to raise the required funds. On September 25, 2002 a Mutual Release and Hold Harmless Agreement releasing both iCyberData and the company from the Intellectual Property PurchaseAgreement executed on January 31, 2002. The company also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition.

The company is without an operating history. It has no revenue and limited assets. The Company will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs.

The company has no current agreement with respect to a merger or acquisition with a targeted company. There is no assurance that the Company will be successful in its plan to merge or acquire another entity. There has been no industry identification by management. The management of the company consists only of its officers and directors. They will devote a large portion of their time to locate and close with a potential targeted company. There is neither compensation paid nor an agreement to enter into such a contract in the future.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements for the fiscal year ended December 31, 2001 are attached hereto as F-1 through F-9.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The registrant on, March 3, 2003 retained, Epstein, Weber & Conover, PLC of Scottsdale Arizona as its principal accountant. Neither the registrant nor anyone on its staff has consulted Epstein, Weber & Conover, PLC, during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Epstein, Weber & Conover, PLC. There was no disagreement with the former principal accounts Tanner and Co. nor have there been any disagreements with our current accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following table sets forth the name, age and position of the directors and officers of Secured Data as of 5/16/03.

               Name              Age                   Position
               ----              ---                   --------
        Art Malone Jr.           36         President/CEO, Chairman and Director
        Anastasia Salanoa        28         Secretary, Director,
        Craig Robson             51         Director

Art Malone Jr., 36, was born in Casa Grande, Arizona. He moved to Ventura, California in 1968 where he attended Ventura High School. At Ventura High, he received numerous athletic awards and was the first athlete from Ventura High to receive a Football Scholarship to a Major University

Mr. Malone enrolled at the University of Washington, where he studied Sociology and Criminal law. Mr. Malone also studied at Kings Seminary. While attending Washington, he was a 3 year starter at cornerback for the Washington Huskies football team. Art has played in the NFL, CFL, and the WFL. The Malone family has enjoyed a long storied history with the NFL. Art Sr. Enjoyed a long and distinguished career, as did Art's Uncle, Ben Malone. Art's younger brother, Eric Turner, was the number two draft pick overall in the 1991 NFL draft, the highest drafted defensive back in NFL history.

Presently, Mr. Malone has a successful consulting company. Mr. Malone worked with Peritus Asset Management Group which managed over 100 million dollars. Mr. Malone has been involved with introducing sources of capital for numerous public and private companies. Mr. Malone has also set as Chairman of Two Public Companies and is Presently the Chairman and C.E.O of Bethel Holdings, which trades on the Pink Sheets. Mr. Malone also founded a Record Label called Gimee Grace Records in which he was able to secure World Wide Distribution through Universal Records by way of Bungalo Records. Over the last four years, Mr. Malone has been responsible for introducing over 50 million dollars for Public and Private Companies, Mr. Malone was also responsible for helping Companies get listed on several exchanges.

Mr. Malone also has helped many companies as an advisor and/or consultant and is a highly sought after motivational speaker, lecturing on the foundations of lasting success.

Mr. Malone has a very strong belief in God. He is an Ordained Elder, Pastoring a very successful church, Faith Tabernacle of Peace. His church has grown in only 2 1/2 years to over 300 members and has 37 departments.

Ms. Anastasia Salanoa born in Santa Maria, California in 1975. She was raised in Oxnard, CA where she graduated from Hueneme High School. Attended college in Washington State. Ms. Salanoa has been employed by Mr. Art Malone Jr. for the last 7 years as his personal assistant. She is currently the Corporate Secretary for Bethel Holdings, Inc. a public Company where Mr. Malone is the Chairman/President. She also serves as the church Secretary for Faith Tabernacle of Peace under the leadership of Pastor Art Malone Jr.

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

On October 2, 2001, Secured Data entered into a three-year agreement with Cactus Consultants International Corp. "Cactus" to be responsible for the creation of all news releases and other media materials requested by the Company. Cactus has a consulting contract with the Company for $10,000 a month and out of pocket costs from October 2, 2001 until October 1, 2004. It will have the right to purchase 500,000 common shares at $1.10 per share as of April 2, 2002. The Company has compensated Cactus with restricted common shares and Cactus has voluntarily returned and cancelled said options

Directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 2001 and 2000 of the chief executive officer at December 31, 2002 and all officers and directors, as a group.

                               Annual Compensation        Long-Term Compensation
                               -------------------        ----------------------
Name and Principal                          Other Annual  Underlying   All Other
  Positions               Salary     Bonus  Compensation   Options    Securities
  ---------               ------     -----  ------------   -------    ----------
Craig Robson(1)          $15,000(1)   Nil        Nil         Nil(1)      Nil
President/CEO, Chairman
Position at 12/31/02

Craig Robson             $60,000(1)   Nil        Nil         Nil(1)      Nil
Director
Position at 5/16/03

Art Malone(2)                  0      Nil        Nil         Nil         Nil
President/CEO, Chairman
Position at 5/16/03

----------
(1) Mr. Robson has an employment contract with the Company for $5,000 a month from October 1, 2001 until September 30, 2004. He had the right to purchase 500,000 common shares at $1.10 per share as of April 1, 2002. however, he has voluntarily returned and cancelled said options.
(2) Mr. Malone has not received compensation nor does he have an employment contract.

COMPENSATION OF DIRECTORS

The company's directors are not compensated for any meeting of the board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No director, executive officer, nominee for election as a director of Secured Data, or other is an owner of record of five percent of more of Secured Data's outstanding shares as of 12/31/02.

OPTION GRANTS IN THE LAST FISCAL YEAR

All options granted have been voluntarily returned and cancelled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, no director, executive officer, nominee for election as a director of Secured Data, or an owner of five percent of more of Secured Data's outstanding shares, or any member of their immediate family, has entered into any related transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1 Articles of Incorporation of EnterNet, Inc., a Nevada corporation, filed with the State of Nevada on March 16, 2000 and incorporated herein.

     3.2 By-laws of the Company adopted on March 16 , 2000 and incorporated herein.

     4.2 Subscription Agreement between the Company and Ruairidh Campbell dated March 16, 2000 and incorporated herein.

     4.3 Subscription Agreement between the Company and Wolf Fiedler dated March 16, 2000 and incorporated herein.

     10.1 License Agreement between Vitamineralherb.com Corp. and EnterNet, Inc., dated June 22, 2000 and incorporated herein.

     10.2 Promissory Note between the Company and Wolf Fiedler dated June 16, 2000 and incorporated herein.

     10.3 Consulting Agreement with Craig Robson dated October 1, 2001 and incorporated herein.

     10.4 Consulting Agreement with Cactus Consultants International dated October 2, 2001 and incorporated herein.

     10.5 Consulting Agreement with Carl Ranno dated November 16, 2001 and incorporated herein.

     10.6 Consulting Agreement with Mundus Financial Corp. dated November 16, 2001 and incorporated herein.

     10.7 Intellectual Property Acquisition Agreement filed on April 16, 2002 and incorporated herein.

     14 Corporate Code of Ethics adopted by the Board of Directors and filed with this report.

     99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

     An 8-K filed on March 26, 2002 disclosing the acquisition of assets from iCyberData and a change of address.

     An 8-K filed on May 16, 2002 disclosing an amendment to the Articles of Incorporation by authorizing an additional 55,000,0000 common shares and a also disclosed a forward split of 2 for every share held as of the record date.

     An 8-K filed on October 1, 2002 disclosing a Mutual Release and Hold Harmless Agreement releasing both iCyberData and the registrant from the Intellectual Property Purchase

     An 8-K filed on March 5, 2003 disclosing a change of accountants and a change of address.

     An 8-K filed on April 4, 2003 disclosing a change of officers and the appointment to fill a vacancy on the board of directors and change of address.

ITEM 14  CONTROLS AND PROCEDURES

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                         Secured Data, Inc.

Date: May 16, 2003                       By /s/ Art Malone, Jr.
                                           ---------------------------------
                                           Art Malone, Jr.
                                           President/CEO and Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Secured Data, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002. as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Art Malone, Jr., Chief Executive Officer and President of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Art Malone, Jr.
---------------------------
Chief Executive Officer and President
May 16, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934,
                             RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Secured Data, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002. as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Art Malone, Jr., Chief Financial Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report;

2. Based upon my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;

4.   I and the other certifying officers of the Company:

     a. are responsible for establishing and maintaining disclosure controls and procedures for the Company; o have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

     b. have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

     c. have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

5. I and the other certifying officers have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

6. I and the other certifying officers have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Art Malone, Jr.
--------------------------
Chief Financial Officer
May 16, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Secured Data, Inc.

We have audited the balance sheet of Secured Data, Inc. (a Development Stage Company), as of December 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Data, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ EPSTEIN, WEBER & CONOVER, P.L.C.

Scottsdale, Arizona
May 14, 2003

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET AS OF DECEMBER 31, 2002


ASSETS

CURRENT ASSETS                                                        $      --

                                                                      ---------
TOTAL ASSETS                                                          $      --
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to consultants and vendors                                  $ 418,401

                                                                      ---------
TOTAL LIABILITIES                                                       418,401
                                                                      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 17,020,000 shares issued and outstanding                  17,020
  Additional paid-in capital                                            501,151
  Deficit accumulated during the development stage                     (936,572)
                                                                      ---------
      Total stockholders' equity                                       (418,401)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      --
                                                                      =========

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                              For the               For the          March 16, 2000
                                             Year Ended            Year Ended        (Inception) to
                                            December 31,          December 31,        December 31,
                                                2002                 2001                 2002
                                            ------------         ------------         ------------
REVENUE                                     $         --         $         --         $         --

COSTS AND EXPENSES:
  General and administrative expense             727,479              169,911              936,572
                                            ------------         ------------         ------------
      Total                                      727,479              169,911              936,572
                                            ------------         ------------         ------------
 (LOSS) FROM OPERATIONS                         (727,479)            (169,911)            (936,572)

INCOME TAXES                                          --                   --                   --
                                            ------------         ------------         ------------
NET (LOSS)                                  $   (727,479)        $   (169,911)        $   (936,572)
                                            ============         ============         ============
NET (LOSS) PER COMMON SHARE
  Basic                                     $      (0.05)        $      (0.02)        $      (0.12)
                                            ============         ============         ============
  Diluted                                   $      (0.05)        $      (0.02)        $      (0.12)
                                            ============         ============         ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)              13,672,685           10,087,912            7,909,556
                                            ============         ============         ============

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD MARCH 16, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                                 Common Stock       Additional
                                              ------------------     Paid-in     Accumulated
                                              Shares      Amount     Capital       Deficit       Total
                                              ------      ------     -------       -------       -----
March 16, 2000, (date of inception)                --     $    --    $     --     $      --    $      --

Issuance of common stock for cash             600,000         600       4,400            --        5,000

Net loss                                           --          --          --       (39,182)     (39,182)
                                           ----------     -------    --------     ---------    ---------
BALANCE DECEMBER 31, 2000                     600,000         600       4,400       (39,182)     (34,182)
                                           ==========     =======    ========     =========    =========
Issuance of common stock for cash,
 net of offering costs of $11,329          12,000,000      12,000      76,671            --       88,671

Net loss                                           --          --          --      (169,911)    (169,911)
                                           ----------     -------    --------     ---------    ---------
BALANCE DECEMBER 31, 2001                  12,600,000      12,600      81,071      (209,093)    (115,422)
                                           ==========     =======    ========     =========    =========

Common stock issued for services
 and in exchange for related obligations    2,420,000       2,420     402,080            --      404,500

Common stock issued in settlement of
 rescinded asset purchase                   2,000,000       2,000      18,000            --       20,000

Net loss                                           --          --          --      (727,479)    (727,479)
                                           ----------     -------    --------     ---------    ---------
BALANCE DECEMBER 31, 2002                  17,020,000     $17,020    $501,151     $(936,572)   $(418,401)
                                           ==========     =======    ========     =========    =========

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                                   Period from
                                                                                                  March 16, 2000
                                                                                               (date of inception)
                                                          Year Ended           Year Ended              to
                                                      December 31, 2002    December 31, 2002    December 31, 2002
                                                      -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(727,479)           $(169,911)           $(936,572)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consideration for services       424,500                                   424,500
    Amortization of deferred offering costs                                       11,329                   --
  Changes in assets and liabilities:
    Accrued liabilities                                     302,979              104,093              418,401
                                                          ---------            ---------            ---------
       Net cash used in operating activities                     --              (54,489)             (93,671)
                                                          ---------            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of related party payable                                             (35,000)
  Common stock issued for cash                                   --               88,671               93,671
                                                          ---------            ---------            ---------
       Net cash provided by financing activities                 --               53,671               93,671
                                                          ---------            ---------            ---------

DECREASE IN CASH AND EQUIVALENTS                                 --                 (818)                  --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        --                  818                   --
                                                          ---------            ---------            ---------

CASH AND EQUIVALENTS, END OF PERIOD                       $      --            $      --            $      --
                                                          =========            =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $      --            $      --            $      --
                                                          =========            =========            =========
  Income taxes paid                                       $      --            $      --            $      --
                                                          =========            =========            =========

   The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2002


1. ORGANIZATION AND BASIS OF PRESENTATION

   Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company is a development stage enterprise with a fiscal year ending December 31. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of December 31, 2002.

   The Company faces many operating and industry challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include seeking an operating entity with which to merge. Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $418,000 in obligations with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of December 31, 2002.

   Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at December 31, 2002. All previously issued common stock options were cancelled prior to December 31, 2002. Subsequent to December 31, 2002, the Company issued an additional 37, 653,030 shares of its common stock.

   Financial instruments consist primarily of obligations under accounts payable and accrued expenses. The carrying amount of obligations under accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair value.

   Recently Issued Accounting Standards - The Financial Accounting Standards Board has issued SFAS No. 141, BUSINESS COMBINATIONS, SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, SFAS No. 143, ASSET RETIREMENT OBLIGATIONS and SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Company has reviewed the provisions of the new accounting pronouncements and does not believe their adoption will have a material effect on its financial position and results of its operations. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and are not expected to have a material effect on the Company's financial position and results of operations when adopted.

   In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL Activities. This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002, and as such, the Company does not believe that there will be a material effect of implementing this provision.

3. OBLIGATIONS TO CONSULTANTS AND VENDORS

   The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. The Company paid, by the issuance of common stock, approximately $404,500 of expenses incurred in connection with consulting agreements, marketing agreements, web site development and professional fees during the year ended December 31, 2002. The Company continues to negotiate with these creditors to settle the obligations. Subsequent to December 31, 2002, the Company issued 37,652,030 shares of its common stock in settlement of approximately $336,000 of the obligations outstanding at December 31, 2002. Of the balance outstanding at December 31, 2002, $87,870 was due to the Company's sole officer and director.

4. INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended December 31, 2002 consist of the following:


         Current tax provision (benefit)                      $(255,509)
         Deferred tax provision (benefit)                       255,509
                                                              ---------

         Total income tax provision (benefit)                 $       0
                                                              =========

   The only material temporary book/tax difference for the period ended December 31, 2002, was $88,500 of officer compensation accrued and paid for through the issuance of the Company's common stock. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

   There was a deferred income tax asset of $374,500 at December 31, 2002, relating to net operating loss carryforwards of approximately $339,000 and $34,500 for the accrued officer compensation. The deferred income tax asset is fully offset by a valuation allowance which was increased by $291,000 during the year ended December 31, 2002. Federal and state net operating loss carryforwards of $848,000 expire beginning in 2020 through 2002.


5. INTELLECTUAL PROPERTY PURCHASE AGREEMENT

   On January 31, 2002, the Company entered into an Intellectual Property Purchase Agreement (the "Purchase Agreement") with iCyberData, Inc. to purchase their Court Suite software program. In accordance with the terms of the Agreement, the Company issued 600,000 shares of restricted common stock and a non-interest bearing six-month promissory note in the amount of $786,000. The Company was to begin making monthly payments February 15, 2002. The Agreement required the Company to issue 25,000 shares of common stock for every week or a portion thereof that payments were in arrears. The Company was unable to make any required payments under the terms of the note payable. The Company issued an additional 180,000 shares as a penalty for the delinquent payments on the note payable. On September 25, 2002, the Company and iCyberData entered into a Mutual Release and Hold Harmless Agreement (the "Release Agreement"). The Release Agreement released both parties from any and all obligations as set forth in the Purchase Agreement. In addition, as part of the settlement, the Company was required to issue 2,000,000 common shares to iCyberdata, Inc which then returned the 780,000 shares it originally was issued in connection with this transaction and the penalty. The Company accounted for this transaction as a rescission and removed technology assets with a net book value of $894,653, a note payable of $766,000, accrued liabilities of $63,845 and the recorded expense of $27,000. Ultimately, the effect on the financial statements for this transaction is that an expense of $20,000 was recorded in the year ended December 31, 2002, representing the fair value of the 2,000,000 shares of common stock issued as part of the final settlement.

6. STOCKHOLDERS' DEFICIT

   Effective May 31, 2002, the Company declared a 1.2 to 1 forward common stock split. The number of common shares presented in these financial statements have all been retroactively restated to present the stock split as if it had occurred at the inception date.

   The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2002 there are no issued series or shares of preferred stock.

   During the year ended December 31, 2002, the Company settled obligations to vendors, consultants and professionals in the amount of $404,500. The Company issued 2,420,000 common shares to settle these obligations. The obligations were settled for shares having trading value approximating the amounts of the obligations.

   The rescission settlement of Company's failed acquisition of Court Suite intellectual property included the requirement that the Company issue 2,000,000 share of its common stock to the seller. The Company recognized an expense of $20,000 in connection with the issuance of these shares. The amount of the expense was determined by the trading value of the 2,000,000 shares o fcommon stock at the date of the rescission agreement.

   In connection with certain consulting agreements, in the year ended December 31, 2001, the Company granted 1,920,000 options to acquire common stock. All of those options were mutually cancelled in the year ended December 31, 2002.

7. COMMITMENTS AND CONTINGENCIES

   The Company has entered into various consulting agreements. All of the consulting agreements have been mutually cancelled other than one such agreement with the Company's corporate counsel and another for a consultant that is to assist the Company in seeking merger and acquisition candidates and provide other financial services. The consulting agreements require the Company to pay an aggregate of $15,000 per month for the services rendered. One agreement also requires an agreed upon finders fee to be paid for acquisitions or mergers brought to the Company by the consultant. These agreements expire November 16, 2004.

   The Company may be subject other unasserted claims associated with the abandonment of its attempts to enter new business lines. In the opinion of management the ultimate disposition of these potential matters cannot be presently assessed.