Form 10QSB
period 2003-03-31
SECURED DATA INC /NV/
filed 2003-05-27
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

    For the transition period from _______________ to _________________


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


                                 (805) 485-7687
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common equity as of May 23, 2003, was 54,673,030 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Balance Sheet as of March 31, 2003 (unaudited) ....................  3

          Statements of Operations for the theree-months ended
          March 31, 2003 and 2002 (unaudited)................................  4

          Statements of Cash Flows for the three-months ended
          March 31, 2003 and 2002 (unaudited)................................  5

          Notes to the Financial Statements..................................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION......  9

     ITEM 3. CONTROLS AND PROCEDURES......................................... 10

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS............................................... 10

     ITEM 2. CHANGES IN SECURITIES........................................... 10

     ITEM 3. DEFAULTS UPON SERIES SECURITIES................................. 10

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................ 10

SIGNATURES................................................................... 11

CERTIFICATIONS............................................................... 12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEET AS OF MARCH 31, 2003

                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS                                                      $        --
                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Payable to consultants and vendors                                $   157,186
                                                                    -----------
TOTAL LIABILITIES                                                       157,186
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 54,672,030 shares issued and outstanding                  54,672
  Additional paid-in capital                                            800,338
  Deficit accumulated during the development stage                   (1,012,196)
                                                                    -----------
      Total stockholders' equity                                       (157,186)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $        --
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the              For the          March 16, 2000
                                        Three Months         Three Months       (Inception) to
                                          March 31,            March 31,            March 31,
                                            2003                 2002                 2003
                                        ------------         ------------         ------------
REVENUE                                 $         --         $         --         $         --

COSTS AND EXPENSES:
  General and administrative expense          75,624              273,806            1,012,196
                                        ------------         ------------         ------------
      Total                                   75,624              273,806            1,012,196
                                        ------------         ------------         ------------

(LOSS) FROM OPERATIONS                       (75,624)            (273,806)          (1,012,196)

INCOME TAXES                                      --                   --                   --
                                        ------------         ------------         ------------
NET (LOSS)                              $    (75,624)        $   (273,806)        $ (1,012,196)
                                        ============         ============         ============
NET (LOSS) PER COMMON SHARE
  Basic                                 $     (0.003)        $      (0.03)        $      (0.11)
                                        ============         ============         ============
  Diluted                               $     (0.003)        $      (0.03)        $      (0.11)
                                        ============         ============         ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)          22,876,982           10,087,912            9,127,520
                                        ============         ============         ============

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Period from
                                                                                              March 16, 2000
                                                           Three month       Three month    (date of inception)
                                                          Period Ended       Period Ended          to
                                                          March 31,2003      March 31,2002    March 31, 2003
                                                          -------------      -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $ (75,624)        $ (273,806)        $(936,572)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consideration for services          75,624             90,000           424,500
    Amortization                                                                  13,764                --
  Changes in assets and liabilities:
    Accounts payable and accrued liabilities                       --            170,042           418,401
                                                            ---------         ----------         ---------
       Net cash used in operating activities                       --                 --           (93,671)
                                                            ---------         ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party payable                                                               35,000
  Repayment of related party payable                               --                 --           (35,000)
  Common stock issued for cash                                     --                 --            93,671
                                                            ---------         ----------         ---------
       Net cash provided by financing activities                   --                 --            58,671
                                                            ---------         ----------         ---------

DECREASE IN CASH AND EQUIVALENTS                                   --                 --                --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          --                 --                --
                                                            ---------         ----------         ---------

CASH AND EQUIVALENTS, END OF PERIOD                         $      --         $       --         $      --
                                                            =========         ==========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                             $      --         $       --         $      --
                                                            =========         ==========         =========
  Income taxes paid                                         $      --         $       --         $      --
                                                            =========         ==========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock as payment for accounts payable    $ 261,215         $       --         $      --
                                                            =========         ==========         =========
Issuance of stock for intellectual property                 $      --         $  225,000         $ 225,000
                                                            =========         ==========         =========
Issuance of debt for intellectual property                  $      --         $  766,000         $ 766,000
                                                            =========         ==========         =========

   The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

    Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of March 31, 2003.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $157,000 in obligations with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

    Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at March 31, 2003. All previously issued common stock options were cancelled prior to December 31, 2002.

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

3. OBLIGATIONS TO CONSULTANTS AND VENDORS

    The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. The Company paid, by the issuance of common stock, approximately $337,000 of expenses incurred in connection with consulting agreements, marketing agreements, web site development and professional fees during the three month period ended March 31, 2003.

4. INCOME TAXES

    The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the period ended March 31, 2003 consist of the following:


     Current tax provision (benefit)                              $(10,156)
     Deferred tax provision (benefit)                               10,156
                                                                  --------

     Total income tax provision (benefit)                         $      0
                                                                  ========

    The only material temporary book/tax difference for the period ended March 31, 2003, was $15,000 of officer compensation accrued and paid for through the issuance of the Company's common stock. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

    There was a deferred income tax asset of $384,600 at March 31, 2003, relating to net operating loss carryforwards of approximately $349,000 and $49,500 for the accrued officer compensation. The deferred income tax asset is fully offset by a valuation allowance which was increased by $10,000 during the period ended March 31, 2003. Federal and state net operating loss carryforwards of $908,000 expire beginning in 2020 through 2002.

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

    The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At March 31, 2003 there are no issued series or shares of preferred stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

During the third quarter of 2001, the company entered into a non-binding letter of intent with iCyberData, Inc., a Florida corporation to purchase the iCyberData Court Suite, "Court Suite". On January 31, 2002, the Company entered into an Intellectual Property Purchase Agreement with iCyberData, Inc. conditional upon them successfully transferring the intellectual property. The successful transfer occurred on February 28, 2002 and the closing occurred on March 10, 2002. All parties agreed to make the effective date of the Agreement January 31, 2002. The purchase of the Court Suite software program requires cash that the Company planned to raise. After numerous months of effort the company was unable to raise the required funds. On September 25, 2002 a Mutual Release and Hold Harmless Agreement releasing both iCyberData and the company from the Intellectual Property Purchase Agreement executed on January 31, 2002. The company also issued 2,000,000 shares of its common stock restricted as to Rule 144, to iCyberData to help defer some of its expenses associated with the attempted acquisition.

The company is without an operating history. It has no revenue and limited assets. The Company will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs.

The company has no current agreement with respect to a merger or acquisition with a targeted company. There is no assurance that the Company will be successful in its plan to merge or acquire another entity. There has been no industry identification by management. The management of the company consists only of its officers and directors. They will devote a large portion of their time to locate and close with a potential targeted company. There is neither compensation paid nor an agreement to enter into such a contract in the future

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company has paid for services provided by consultants in the three months ended March 31, 2003 by issuing common. The Company must address accrued payroll and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

OFF BALANCE SHEET ARRANGEMENTS

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2003, the Company did not engage in any off balance sheet transactions.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Based on the most recent evaluation, which was completed within 90 days of the filing of this report, our Chief Executive Officer and Principal Accounting Officer believes that the Company's disclosure controls and procedures are effective and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2 - CHANGES IN SECURITIES

During the three month period ended March 31, 2003, the Company issued 37,652,030 shares of its common stock shares as consideration for services provided by consultants and as payment to other consultants and professionals to settle previously accrued amounts. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    The Company filed Form 8-K dated January 10, 2003 to inform investors that the registrant on, March 3, 2003 retained, Epstein, Weber & Conover, PLC of Scottsdale Arizona as its principal accountant. Neither the registrant nor anyone on its staff has consulted Epstein, Weber & Conover, PLC, during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a)
    (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Epstein, Weber & Conover, PLC. There was no disagreement with the former principal accounts Tanner and Co. nor have there been any disagreements with our current accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURED DATA, INC.

                                        By: /s/ Art Malone
                                           ------------------------------
                                           Art Malone
                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                           Date
       ---------                        -----                           ----

/s/ Art Malone
-------------------------     Chairman of the Board and CEO         May 23, 2003
Art Malone

                                 CERTIFICATIONS

I, Art Malone, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of Secured Data, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 that:

(1) I have reviewed this Report;

(2) based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3) based on my knowledge, the financial statements and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of SDI as of, and for the periods presented in this Report;

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for SDI and I have: (a) designed such disclosure controls and procedures to ensure that material information relating to SDI is made known to me by others, particularly during the period in which this Report is being prepared; (b) evaluated the effectiveness of SDI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "EVALUATION DATE"); and (c) presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls; and

(6) I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 23, 2003                       By: /s/ Art Malone
                                            -------------------------------
                                            Art Malone
                                            Chief Executive Officer