Form 10QSB
period 2003-06-30
SECURED DATA INC /NV/
filed 2003-09-08
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common equity as of August 29, 2003, was 90,772,030 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION...............................................  3

     ITEM 1. FINANCIAL STATEMENTS...........................................  3

          Balance Sheet as of June 30, 2003 (unaudited) ....................  3

          Statements of Operations for the theree and six month periods ended June 30, 2003 and 2002 (unaudited)..........................  4

          Statements of Cash Flows for the six-months ended June 30, 2003 and 2002 (unaudited)..............................................  5

          Notes to the Financial Statements.................................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.....  9

     ITEM 3. CONTROLS AND PROCEDURES........................................ 10

PART II. OTHER INFORMATION.................................................. 10

     ITEM 1. LEGAL PROCEEDINGS.............................................. 10

     ITEM 2. CHANGES IN SECURITIES.......................................... 10

     ITEM 3. DEFAULTS UPON SERIES SECURITIES................................ 10

     ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10

     ITEM 5. OTHER INFORMATION.............................................. 11

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K............................... 11

SIGNATURES.................................................................. 12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEET AS OF JUNE 30, 2003
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS                                                      $        --

                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Payable to consultants and vendors                                $   156,076
  Advances payable to officer                                            11,410
                                                                    -----------
TOTAL LIABILITIES                                                       167,486
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 90,772,030 shares issued and outstanding                  90,772
  Additional paid-in capital                                          1,125,238
  Deferred stock compensation                                          (291,500)
  Deficit accumulated during the development stage                   (1,091,996)
                                                                    -----------
      Total stockholders' equity                                       (167,486)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $        --
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE        FOR THE       FOR THE         FOR THE         MARCH 16,
                                         THREE          THREE          SIX             SIX             2000
                                         MONTHS         MONTHS        MONTHS          MONTHS      (INCEPTION) TO
                                        JUNE 30,       JUNE 30,      JUNE 30,        JUNE 30,        JUNE 30,
                                          2003           2002          2003            2002            2003
                                      -----------    -----------    -----------     -----------     -----------
REVENUE                               $        --    $        --    $        --     $        --     $        --

COSTS AND EXPENSES:
  General and administrative expense       79,800        276,926        155,424         550,732       1,091,996
                                      -----------    -----------    -----------     -----------     -----------
             Total                         79,800        276,926        155,424         550,732       1,091,996

                                      -----------    -----------    -----------     -----------     -----------
 (LOSS) FROM OPERATIONS                   (79,800)      (276,926)      (155,424)       (550,732)     (1,091,996)

INCOME TAXES                                   --             --             --              --              --
                                      -----------    -----------    -----------     -----------     -----------
NET (LOSS)                            $   (79,800)   $  (276,926)   $  (155,424)    $  (550,732)    $(1,091,996)
                                      ===========    ===========    ===========     ===========     ===========

NET (LOSS) PER COMMON SHARE
  Basic                               $    (0.001)   $     (0.02)   $    (0.004)    $     (0.05)    $     (0.09)
                                      ===========    ===========    ===========     ===========     ===========

  Diluted                             $    (0.001)   $     (0.02)   $    (0.004)    $     (0.05)    $     (0.09)
                                      ===========    ===========    ===========     ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (BASIC AND DILUTED)       56,258,843     11,795,000     36,955,838      11,225,000      12,301,684
                                      ===========    ===========    ===========     ===========     ===========

    The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                PERIOD FROM
                                                                                              JANUARY 31, 2000
                                                             SIX MONTH          SIX MONTH    (DATE OF INCEPTION)
                                                            PERIOD ENDED       PERIOD ENDED          TO
                                                            JUNE 30, 2003      JUNE 30,2002     JUNE 30, 2003
                                                            -------------      ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   (79,800)      $  (550,732)      $(1,016,372)
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Common stock issued as consideration for services            145,000           331,713           569,500
    Amortization                                                                    96,347            96,347
  Changes in assets and liabilities:
    Accounts payable and accrued liabilities                     (76,610)          122,672           291,854
                                                             -----------       -----------       -----------
        Net cash used in operating activities                    (11,410)               --           (58,671)
                                                             -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from related party payable                             11,410                              46,410
  Repayment of related party payable                                  --                --           (35,000)
  Common stock issued for cash                                        --                --            93,671
                                                             -----------       -----------       -----------
        Net cash provided by financing activities                 11,410                --            58,671
                                                             -----------       -----------       -----------

DECREASE IN CASH AND EQUIVALENTS                                      --                --                --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             --                --                --
                                                             -----------       -----------       -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $        --       $        --       $        --
                                                             ===========       ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $        --       $        --       $        --
                                                             ===========       ===========       ===========
  Income taxes paid                                          $        --       $        --       $        --
                                                             ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock as payment for accounts payable   $   276,215       $        --       $   276,215
                                                             ===========       ===========       ===========
  Issuance of stock for intellectual property                $        --       $   225,000       $   225,000
                                                             ===========       ===========       ===========
  Issuance of debt for intellectual property                 $        --       $   766,000       $   766,000
                                                             ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements

                  SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

   Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of June 30, 2003.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of June 30, 2003.

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

   Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. There were 700,000 options outstanding at June 30, 2003. However, the inclusion of such in the loss per share calculation would be anti-dilutive and therefore, they are excluded from that calculation. All previously issued common stock options were cancelled prior to December 31, 2002.

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

3. OBLIGATIONS TO CONSULTANTS AND VENDORS

   The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. The Company paid, by the issuance of common stock, approximately $361,000 of expenses incurred in connection with consulting agreements, marketing agreements, web site development and professional fees during the three month period ended June 30, 2003. Of that amount, $291,500 was deferred as compensation paid in advance to an officer and certain employees. The Company issued 31,800,000 shares of its common stock to its officer and two employees under new employment agreements entered into during the three months ended June 30, 2003. The new agreements require the officer and employees to provide services for the Company through June 2004. The shares were valued at the estimated fair value of $0.01 per share based upon the trading price of the shares in June 2003. Additionally the officer and consultants were granted an aggregate of 700,000 options to purchase common stock at $0.10 per share. The options expire in December 2004.

4. INCOME TAXES

   The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended June 30, 2003 consist of the following:

                                                  Six Months        Three Months
                                                  ----------        ------------

   Current tax provision (benefit)                 $(27,976)         $(17,820)
   Deferred tax provision (benefit)                  27,976            17,820
                                                   --------          --------

   Total income tax provision (benefit)            $      0          $      0
                                                   ========          ========

   The only material temporary book/tax difference for the period ended June 30, 2003, was $39,000 of officer compensation accrued and paid for through the issuance of the Company's common stock. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

   There was a deferred income tax asset of $493,000 at June 30, 2003, relating to net operating loss carryforwards of approximately $429,000 and $64,000 for the accrued officer compensation. The deferred income tax asset is fully offset by a valuation allowance which was increased by $28,000 during the period ended June 30, 2003. Federal and state net operating loss carryforwards of $988,000 expire beginning in 2020 through 2002.

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

   The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At June 30, 2003 there are no issued series or shares of preferred stock.

   In connection with certain consulting agreements, in the year ended December 31, 2001, the Company granted 1,920,000 options to acquire common stock. All of those options were mutually cancelled in the year ended December 31, 2002. Additionally, the Company granted 700,000 options in the three month period ended June 30, 2003, in connection with new employment agreements.

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

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company has paid for services provided by consultants in the three and six months ended June 30, 2003 by issuing common. The Company must address accrued payroll and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

OFF BALANCE SHEET ARRANGEMENTS

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended June 30, 2003, the Company did not engage in any off balance sheet transactions.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2 - CHANGES IN SECURITIES

During the three and six month periods ended June 30, 2003, the Company issued 36,100,000 and 73,752,030 shares of its common stock shares as consideration for services provided by consultants and as payment to other consultants and professionals to settle previously accrued amounts. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On the 1st of June the company entered into an Employment Contract with Art Malone Jr., Consulting Agreements with Larry Davis and Anastasia Salanoa.

Craig Robson resigned as a Director of the Company on August 15, 2003 without disagreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed with this report

No.                Title
---                -----
10.1    Employment Contract Art Malone, Jr.

10.2    Consulting Agreement Anastasia Salanoa

10.3    Consulting Agreement Larry Davis

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

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

An 8-K was filed on April 4, 2003 disclosing that Mr. Robson resigned as an Officer of the Company, Art Malone, Jr. was appointed to the Board and the Board appointed new officers.

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

       Signature                   Title                            Date
       ---------                   -----                            ----


/s/ Art Malone, Jr.
---------------------------  Chairman of the Board and CEO     September 3, 2003
    Art Malone, Jr.