Form 10QSB
period 2003-09-30
SECURED DATA INC /NV/
filed 2003-11-19
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________


                        Commission file number: 000-32253

                               SECURED DATA, INC.
                               ------------------
                      (formerly known As Secured Data, Inc.
           (Name of Small Business Issuer as specific in its Charter)

                Nevada                                   87-0650264
      ------------------------------                  -----------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)


              409 Calle San Pablo Suite 100-101 Camarillo, CA 93010
              -----------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)


               (Formerly 1808 East Alameda, Tempe, Arizona 85282)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of November 19, 2003, was 90,772,030 shares of common stock, par value $0.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements..................................................3

 Balance Sheet as of September 30, 2003 (unaudited) ...........................3

 Statements of Operations for the three and nine
   month periods ended September 30, 2003 and 2002 (unaudited).................4

 Statements of Cash Flows for the nine-months ended
   September 30, 2003 and 2002 (unaudited).....................................5

 Notes to the Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis and Plan of Operation............9

Item 3.  Controls and Procedures..............................................10

 PART II. OTHER INFORMATION...................................................11

Item 1.  Legal Proceedings....................................................11

Item 2.  Changes in Securities................................................11

Item 3.  Defaults Upon Series Securities......................................11

Item 6:  Exhibits and Reports on Form 8-K.....................................11

 SIGNATURES...................................................................12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                   (UNAUDITED)



ASSETS

CURRENT ASSETS                                                     $          -

                                                                   -------------
TOTAL ASSETS                                                       $          -
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Payable to consultants and vendors                               $    156,076
  Advances payable to officer                                            13,410

                                                                   -------------
TOTAL LIABILITIES                                                       169,486
                                                                   -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 90,772,030 shares issued and outstanding               90,772
   Additional paid-in capital                                         1,125,238
   Deferred stock compensation                                         (212,000)
   Deficit accumulated during the development stage                  (1,173,496)
                                                                   -------------
      Total stockholders' equity                                       (169,486)

                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $          -
                                                                   =============



    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   (UNAUDITED)


                                                  FOR THE       FOR THE       FOR THE        FOR THE       MARCH 16,
                                                   THREE         THREE          NINE          NINE           2000
                                                   MONTHS        MONTHS        MONTHS         MONTHS    (INCEPTION) TO
                                                 SEPTEMBER     SEPTEMBER     SEPTEMBER      SEPTEMBER      SEPTEMBER
                                                  30, 2003     30, 2002       30, 2003      30, 2002       30, 2003
                                             -------------  ------------   -----------   ------------  -------------
REVENUE                                      $          -    $        -    $        -    $         -   $          -

COSTS AND EXPENSES:
    General and administrative expense             81,500       210,048       236,924        760,780      1,093,996
                                             -------------   -----------   -----------   ------------  -------------
             Total                                 81,500       210,048       236,924        760,780      1,093,996

                                             -------------   -----------   -----------   ------------  -------------
 (LOSS) FROM OPERATIONS                           (81,500)     (210,048)     (236,924)      (760,780)    (1,093,996)

INCOME TAXES                                            -             -             -                             -

                                             -------------   -----------   -----------   ------------  -------------
NET (LOSS)                                   $    (81,500)   $ (210,048)   $ (236,924)   $  (760,780)  $ (1,093,996)
                                             =============   ===========   ===========   ============  =============

NET (LOSS) PER COMMON SHARE
   Basic                                            *        $    (0.02)   $   (0.004)   $     (0.07)  $      (0.06)
                                             =============   ===========   ===========   ============  =============
   Diluted                                          *        $    (0.02)   $   (0.004)   $     (0.07)  $      (0.06)
                                             =============   ===========   ===========   ============  =============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)             90,772,030    12,364,000    54,828,374     11,611,000     17,789,120
                                             =============   ===========   ===========   ============  =============

* - less than $0.01




    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                   (UNAUDITED)


                                                                                                       Period from
                                                                                                      March 16, 2000
                                                                Nine month          Nine month        (date of inception)
                                                               Period Ended        Period Ended              to
                                                            September 30, 2003   September 30,2002   September 30, 2003
                                                            ------------------   -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $    (236,924)        $     (760,780)     $    (1,093,996)
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Common stock issued as consideration for services
     and payment of accrued operating expenses                     485,839                337,177              696,578
   Common stock issued for accrued interest                                                86,344               86,344
   Amortization                                                                            96,347               96,347
  Changes in assets and liabilities:
     Accounts payable and accrued liabilities                     (262,325)               240,912              156,056
                                                            ---------------    -------------------   ------------------
          Net cash used in operating activities                    (13,410)                     -              (58,671)
                                                            ---------------    -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                              13,410                                      48,410
   Repayment of related party payable                                    -                      -              (35,000)
   Common stock issued for cash                                          -                      -               93,671
                                                            ---------------    -------------------   ------------------
        Net cash provided by financing activities                   13,410                      -               58,671
                                                            ---------------    -------------------   ------------------

DECREASE IN CASH AND EQUIVALENTS                                         -                      -                    -

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                -                      -                    -
                                                            ---------------    -------------------   ------------------

CASH AND EQUIVALENTS, END OF PERIOD                          $           -         $            -      $             -
                                                            ===============    ===================   ==================


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                           $           -         $            -      $             -
                                                            ===============    ===================   ==================
     Income taxes paid                                       $           -         $            -      $             -
                                                            ===============    ===================   ==================

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock as payment for accounts payable     $     276,215         $            -      $       276,215
                                                            ===============    ===================   ==================
Issuance of stock for intellectual property                  $           -         $      225,000      $       225,000
                                                            ===============    ===================   ==================
Issuance of debt for intellectual property                   $           -         $      766,000      $       766,000
                                                            ===============    ===================   ==================



    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of September 30, 2003.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $156,000 in obligations at September 30, 2003 with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of September 30, 2003.

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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. There were 700,000 options outstanding at September 30, 2003. However, the inclusion of such in the loss per share calculation would be anti-dilutive and therefore, they are excluded from that calculation. All previously issued common stock options were cancelled prior to December 31, 2002.

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

3.   OBLIGATIONS TO CONSULTANTS AND VENDORS

     The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. The Company paid, by the issuance of common stock, approximately $361,000 of expenses incurred in connection with consulting agreements, marketing agreements, web site development and professional fees during the three month period ended June 30, 2003. Of that amount, $291,500 was deferred as compensation paid in advance to an officer and certain employees. The Company issued 31,800,000 shares of its common stock to its officer and two employees under new employment agreements entered into during the nine months ended September 30, 2003. The new agreements require the officer and employees to provide services for the Company through June 2004. The shares were valued at the estimated fair value of $0.01 per share based upon the trading price of the shares in June 2003. OF the deferred amount, $79,500 was recognized as compensation expense in the three months ended September 30, 2003. Additionally the officer and consultants were granted an aggregate of 700,000 options to purchase common stock at $0.10 per share. The options expire in December 2004.

4.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the periods ended September 30, 2003 consist of the following:

                                                 Nine Months        Three Months
                                                 -----------        ------------

         Current tax provision (benefit)        $    (43,426)       $   (15,450)
         Deferred tax provision (benefit)             43,426              15,450
                                                -------------       ------------

         Total income tax provision (benefit)   $         -0-       $        -0-
                                                ===============     ============

     The only material temporary book/tax difference for the period ended September 30, 2003, was $39,000 of officer compensation accrued and paid for through the issuance of the Company's common stock and additionally $79,500 in stock based compensation recognized for book purposes in the three months ended September 30, 2003. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

     There was a deferred income tax asset of $515,000 at September 30, 2003, relating to net operating loss carryforwards of approximately $451,000 and $64,000 for the accrued officer compensation. The deferred income tax asset is fully offset by a valuation allowance which was increased by $43,000 during the nine month period ended September 30, 2003. Federal and state net operating loss carryforwards of $1,068,000 expire beginning in 2020 through 2002.

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

     The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At September 30, 2003 there are no issued series or shares of preferred stock.

     In connection with certain consulting agreements, in the year ended December 31, 2001, the Company granted 1,920,000 options to acquire common stock. All of those options were mutually cancelled in the year ended December 31, 2002. Additionally, the Company granted 700,000 options in the nine month period ended September 30, 2003, in connection with new employment agreements.

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

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company has paid for services provided by consultants in the three and nine months ended September 30, 2003 by issuing common stock. The Company must address accrued payroll and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

Off-balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2003, the Company did not engage in any off balance sheet transactions.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2 - Changes in Securities

     During the three and nine month periods ended September 30, 2003, the Company issued -0- and 73,752,030 shares of its common stock shares as consideration for services provided by consultants and as payment to other consultants and professionals to settle previously accrued amounts. There were no underwriters involved in the issuance of these shares and the securities were not publicly offered for sale.

Item 3.  Defaults Upon Senior Securities

         N/A

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

          3.1  Articles of Incorporation (1)

          3.2  By-laws (1)

          10.1 Employment Contract Art Malone, Jr. (2)

          10.2 Consulting Agreement Anastasia Salanoa (2)

          10.3 Consulting Agreement Larry Davis (2)

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

(1) Incorporated by reference from Form SB-2 filed on or about July 7, 2000

(2) Incorporated by Reference from Quarterly Report on Form 10-QSB filed on September 8, 2003.



     (b) Reports on Form 8-K:   None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SECURED DATA, INC.

                                            By:   /s/ ART MALONE
                                                  ----------------------
                                                   Art Malone
                                                   CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                   Title                            Date

/s/ ART MALONE
---------------
Art Malone                  Chairman of the Board and CEO     November 19, 2003