Form 10KSB
period 2003-12-31
SECURED DATA INC /NV/
filed 2004-03-30
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32253


                               SECURED DATA, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                          87-0650264
        ------------------------                             -------------------
        (State of incorporation)                                (IRS Employer
                                                             Identification No.)

409 Calle San Pablo Suite 102 Camarillo, CA                         93010
-------------------------------------------                        --------
(Address of Principal Executive Office)                            Zip Code


Registrant's telephone number, including Area Code: (805) 484 7687

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $  0.00
                                                             -------------
The aggregate market value of the voting stock held by non-affiliates of the Company on March 23, 2004, was $722,751.

As of March 26, 2004 the Company had 6,051,478 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Secured Data, Inc. is a corporation formed under the laws of the State of Nevada on March 16, 2000. During the year 2000, we acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers (the site is accessed by a User ID and password).

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

Since October 2002, Management's business plan is to seek out a privately held business with whom the Company can reorganize so as to take advantage of the Company's status as a publicly held corporation.


EMPLOYEES AND OFFICES

As of March 26, 2004, the Company did not have any full time employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's offices are located at 409 Calle San Pablo Suite 100-101 Camarillo, CA 93010 and its telephone number is(805) 445 9149.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

              2003                         Low              High
              ----                         ---              ----
         First quarter                     0.005            0.04
         Second quarter                    0.01             0.04
         Third quarter                     0.01             0.015
         Fourth quarter                    0.00             0.02

              2002                         Low              High
              ----                         ---              ----
         First quarter                     0.13             0.20
         Second quarter                    0.06             0.06
         Third quarter                     0.01             0.01
         Fourth quarter                    0.01             0.01

In January, 2004, the Company effected a 15 to 1 reverse split of its outstanding shares and now trades under the symbol SCRE

COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock (the "Common Stock"). Holders of Common Stock are entitled to cast one vote for each share held of record of all matters presented to shareholders. Cumulative voting is not allowed, which allows the holders of a majority of the outstanding Common Stock to elect all directors.

Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Company has never declared a dividend and it is not anticipated that dividends will be paid in the foreseeable future.

Holders of Common Stock do not have preemptive rights to subscribe to additional shares issued by the Company. All of the outstanding shares of Common Stock are fully paid and non-assessable.

PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 shares of $0.001 par value preferred stock. The Company's Articles of Incorporation provide that the Board of Directors has the authority to issue the Preferred Stock from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, qualifications, limitations, or restrictions thereof as they determine, within the limitations provided by Nevada statute.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Since October 2002, management's business plan is to seek out a privately held business with whom the Company can reorganize so as to take advantage of the Company's status as a publicly held corporation.

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

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company has paid for services provided by consultants by issuing common stock. The Company must address accrued payroll and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

Off balance sheet arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the fiscal year ended December 31, 2003, the Company did not engage in any off balance sheet transactions.


Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Secured Data, Inc.


We have audited the balance sheet of Secured Data, Inc. (a Development Stage Company), as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Data, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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




/s/   EPSTEIN, WEBER & CONOVER, P.L.C.
--------------------------------------
       Scottsdale, Arizona
       March 30, 2004

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS                                                      $        --

                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Payable to consultants and vendors                                $   157,987
  Advances payable to officer                                            23,693

                                                                    -----------
TOTAL LIABILITIES                                                       181,680
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 6,051,469 shares issued and outstanding                 6,051
   Additional paid-in capital                                         1,209,498
   Deferred stock compensation                                         (132,500)
   Deficit accumulated during the development stage                  (1,264,729)
                                                                    -----------
      Total stockholders' equity                                       (181,680)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $        --
                                                                    ===========




    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------

                                                                                           MARCH 16,
                                                      FOR THE            FOR THE             2000
                                                    YEAR ENDED         YEAR ENDED       (INCEPTION) TO
                                                   DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                       2003               2002               2003
                                                  ----------------  ------------------  ---------------
REVENUE                                           $        --          $        --       $        --

COSTS AND EXPENSES:
    General and administrative expense                328,157              727,479         1,264,729
                                                  -----------          -----------       -----------
             Total                                    328,157              727,479         1,264,729

                                                  -----------          -----------       -----------
 (LOSS) FROM OPERATIONS                              (328,157)            (727,479)       (1,264,729)

INCOME TAXES                                               --                   --                --

                                                  -----------          -----------       -----------
NET (LOSS)                                        $  (328,157)         $  (727,479)      $(1,264,729)
                                                  ===========          ===========       ===========

NET (LOSS) PER COMMON SHARE
   Basic                                          $     (0.08)         $     (0.80)      $     (0.83)
                                                  ===========          ===========       ===========
   Diluted                                        $     (0.08)         $     (0.80)      $     (0.83)
                                                  ===========          ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)                  4,320,329              911,512         1,531,824
                                                  ===========          ===========       ===========




    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD MARCH 16, 2000 (INCEPTION) TO DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------------


                                                                            Deferred      Additional
                                                      Common Stock            Stock        Paid-in       Accumulated
                                                 Shares         Amount     Compensation    Capital         Deficit         Total

March 16, 2000, (date of inception)                  --    $        --    $        --    $        --    $        --    $        --

Issuance of common stock for cash                40,000             40                         4,960                         5,000

Net loss                                             --             --                            --        (39,182)       (39,182)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2000                        40,000             40             --          4,960        (39,182)       (34,182)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Issuance of common stock for cash,
  net of offering costs of $11,329              800,000            800                        87,871                        88,671

Net loss                                             --             --                            --       (169,911)      (169,911)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2001                       840,000            840             --         92,831       (209,093)      (115,422)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Common stock issued for services
  and in exchange for related obligations       161,333            161                       404,339                       404,500

Common stock issued in settlement of
  rescinded asset purchase                      133,333            133                        19,867                        20,000

Net loss                                             --             --                            --       (727,479)      (727,479)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2002                     1,134,667          1,135             --        517,036       (936,572)   $  (418,401)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Common stock issued for services
  and in exchange for related obligations     2,796,802          2,797                       376,581                       379,378

Common stock issued for deferred
  compensation                                2,120,000          2,120       (318,000)       315,880                            --

Amortization of deferred stock
  compensation                                                                185,500                                      185,500

Net loss                                                                                                   (328,157)      (328,157)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2003                     6,051,469    $     6,051    $  (132,500)   $ 1,209,498    $(1,264,729)   $  (181,680)
                                            ===========    ===========    ===========    ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                                                       January 31,2000
                                                                                                     (date of inception)
                                                              Year Ended             Year Ended              to
                                                            December 31, 2003     December 31, 2002   December 31, 2003
                                                            -----------------     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  (377,157)         $     (727,479)        $(1,313,729)
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Common stock issued as consideration for services             379,378                 424,500             803,878
   Common stock issued as consideration under
     deferred compensation                                       185,500                      --             185,500
   Value of stock options recognized as compensation              49,000
  Changes in assets and liabilities:
     Accrued liabilities                                        (260,414)                302,979             157,987
                                                             -----------          --------------         -----------
          Net cash used in operating activities                  (23,693)                     --            (166,364)
                                                             -----------          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from officer                                          23,693                                      23,693
   Common stock issued for cash                                       --                      --              93,671
                                                                                                         -----------
                                                             -----------          --------------         -----------
        Net cash provided by financing activities                 23,693                      --             117,364
                                                             -----------          --------------         -----------

DECREASE IN CASH AND EQUIVALENTS                                      --                      --             (49,000)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             --                      --                  --
                                                             -----------          --------------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $        --          $           --         $   (49,000)
                                                             ===========          ==============         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                           $        --          $           --         $        --
                                                             ===========          ==============         ===========

     Income taxes paid                                       $        --          $           --         $        --
                                                             ===========          ==============         ===========





    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company is a development stage enterprise with a fiscal year ending December 31. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of December 31, 2003.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $181,680 in obligations with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of December 31, 2003.

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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at December 31, 2003. During 2003 the company issued options to purchase 700,000 shares of common stock at $.10 per share. As of December 31, 2003, no options had been issued. Subsequent to December 31, 2003, the Company executed a reverse split of the outstanding common stock on a fifteen to on basis. The financial statements have been restated to reflect the stock split.

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

3.   OBLIGATIONS TO CONSULTANTS AND VENDORS

     The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. During the year ended December 31, 2003, the Company issued 2,796,802 shares of common stock, as payment for outstanding payables and current year obligations.

4. INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended December 31, 2003 consist of the following:

                                                        2003             2002
                                                        ----             ----

         Current tax provision (benefit)            $  (47,445)     $  (255,509)
         Deferred tax provision (benefit)               47,445          255,509
                                                    ----------      -----------

         Total income tax provision (benefit)       $       -0-     $       -0-
                                                    ============    ============

     The only material temporary book/tax differences for the years ended December 31, 2003 and 2002, were $109,600 and $88,500 of officer compensation accrued and paid for through the issuance of the Company's common stock and the granting of options. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

     There was a deferred income tax asset of $496,000 at December 31, 2003, relating to tax benefits of net operating loss carryforwards of approximately $386,000 and $109,600 for the deferred compensation. The deferred income tax asset is fully offset by a $496,000 valuation allowance which was increased by $122,000 during the year ended December 31, 2003. Federal and state net operating loss carryforwards of $990,000 expire beginning in 2020 through 2003.

     A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2003 and 2002, is as follows:

                                                     2003                2002
                                                     ----                ----
     Federal                               $ (102,000)     (31)%     $ (247,000)     (34)%
     State                                    (20,000)      (6)%        (44,000)      (6)%
     Additional valuation allowance           122,000        39%        291,000        40%
     Other                                         -0-                       -0-
                                          -------------------------------------------------
     Effective rate                        $       -0-        0%     $       -0-        0%
                                          =================================================


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

6.   STOCKHOLDERS' DEFICIT

     Subsequent to December 31, 2003, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The number of common shares presented in these financial statements has been retroactively restated to present the stock split as if it had occurred at the inception date.

     The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2003 there are no issued series or shares of preferred stock.

     During the year ended December 31, 2003, the Company settled obligations to vendors, consultants and professionals in the amount of $379,378. The Company issued 153,120 common shares to settle these obligations. The obligations were settled for shares having trading value approximating the amounts of the obligations.

     The Company entered into three deferred compensation agreements during the year ended December 31, 2003 totaling $318,000. The individuals elected to receive a total of 141,333 shares of common stock in lieu of compensation. Each of the agreements commenced on June 1, 2003. As of December 31, 2003, the Company had recognized $185,500 of the deferred stock compensation grant. In connection with these agreements, the Company also issued options to purchase 46,667 shares of common stock at $1.50 per share (Note 8).


7.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into various consulting agreements. All of the consulting agreements have been mutually cancelled.

     The Company may be subject other unasserted claims associated with the abandonment of its attempts to enter new business lines. In the opinion of management the ultimate disposition of these potential matters cannot be presently assessed.

8.   STOCK OPTIONS

     The Company issues stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". There were no stock options granted in the year ended December 31, 2002. All stock options granted in the year ended December 31, 2003 have exercise prices at or higher than the average market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         2003
                                                         ----
     Net Loss - as reported                          $ (328,157)
     Net Loss - pro forma                            $ (335,381)
     Loss per share - as reported                    $    (0.08)
     Loss per share - pro forma                      $    (0.08)

     All of the options granted in the year ended December 31, 2003, became fully vested on December 31,2003. Under the provisions of SFAS No. 123, these fully vested options of were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                                        2003
                                                        ----
                 Dividend yield                         None
                 Volatility                             337%
                 Risk free interest rate                3.01%
                 Expected asset life                    3 years

     During the year ended December 31, 2003, the Company granted to employees options to purchase 46,667 shares of the Company's common stock. The options were granted at an exercise price equal to or greater than the average trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2003, all contained exercise prices of $1.50 per share.


     The summary of activity for the Company's stock options is presented below:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                        2003         Price

Options outstanding at beginning of year                 -0-           n/a
Granted                                                46,667       $  1.50
Exercised                                                -0-
Terminated/Expired                                       -0-
Options outstanding at end of year                     46,667       $  1.50
Options exercisable at end of year                     46,667       $  1.50
Options available for grant at end of year               n/a

Price per share of options outstanding               $   1.50

Weighted average remaining contractual lives          2.5 years

Weighted Average fair value of options granted
during the year                                      $   0.1548





                                  * * * * * * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company on, March 3, 2003 retained, Epstein, Weber & Conover, PLC of Scottsdale Arizona as its principal accountant. Neither the registrant nor anyone on its staff has consulted Epstein, Weber & Conover, PLC, during the two most recent past fiscal years, and any later interim period, regarding any matter for which reporting is required under regulation SB, Item 304(a) (2) (i) or (ii) and the related instructions. The Board of Directors approved the appointment of Epstein, Weber & Conover, PLC. There was no disagreement with the former principal accounts Tanner and Co. nor have there been any disagreements with our current accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of the director and officer of Secured Data Inc., as of March 30, 2004

    Name                   Age          Position
    -----                  ---          --------
    Art Malone, Jr.         37          President,
                                        Sole Director

Art Malone Jr., was born in Casa Grande, Arizona. He moved to Ventura, California in 1968 where he attended Ventura High School. At Ventura High, he received numerous athletic awards and was the first athlete from Ventura High to receive a Football Scholarship to a Major University

Mr. Malone enrolled at the University of Washington, where he studied Sociology and Criminal law. Mr. Malone also studied at Kings Seminary. While attending Washington, he was a 3 year starter at cornerback for the Washington Huskies football team. Art has played in the NFL, CFL, and the WFL. The Malone family has enjoyed a long storied history with the NFL. Art Sr. Enjoyed a long and distinguished career, as did Art's Uncle, Ben Malone. Art's younger brother, Eric Turner, was the number two draft pick overall in the 1991 NFL draft, the highest drafted defensive back in NFL history.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid any compensation to the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of March 26, 2004. Unless otherwise indicated all shares are owned of record.


                                                                       Percent
                                                                          of
Name and Address              Shares Owned                              Class
---------------               ------------                             -------

Art Malone                        1,800,000                               29.7%

All Officers and
Directors as
a Group (1 person)                1,800,000                               29.7%


There are no arrangements known to the Company which may result in a change in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1.    Articles of Incorporation (1)
3.2     ByLaws (1)
3.3     Certificate of Amendment to Articles of Incorporation
31.1    Sarbanes Oxley Section 302Certification
32.1    Sarbanes Oxley Section 906 Certification

(Incorporated by Reference from the registration statement on form SB-2 filed on or about July 28, 2000.)

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


Item 14.  Principal Accountant Fees And Services

Epstein, Weber & Conover, PLC, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2003. Epstein, Weber & Conover, PLC. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Epstein, Weber & Conover, PLC was paid aggregate fees of $ 0 for the fiscal year ended December 31, 2002 and $ 5,000 for the fiscal year ended December 31, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.


Audit-Related Fees

Epstein, Weber & Conover, PLC was paid $ 0 and $3,350 additional fees for the fiscal years ended December 31, 2002 and December 31, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Epstein, Weber & Conover, PLC was paid aggregate fees of $ 0 for the fiscal years ended December 31, 2002 and December 31, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Epstein, Weber & Conover, PLC was paid no other fees for professional services during the fiscal years ended December 31, 2002 and December 31, 2003.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2004.

                                       SECURED DATA, INC.

                                       /s/ Arthur Malone, Jr.
                                       -----------------------------------------
                                       Arthur Malone, Jr., President, Chief
                                       Executive Officer and Principal Financial
                                       Officer


     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                        Title                       Date
---------                        -----                       ----


/s/ Arthur Malone, Jr.
----------------------
Arthur Malone, Jr.              Director                  March 26, 2004