Form 10KSB/A
period 2003-12-31
SECURED DATA INC /NV/
filed 2004-04-01
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

Explanatory Note on Amendment. This Amendment has been filed to revise Item 5c Equity Compensation Plan Information, Item 7 Financial Statements and Item 10 Executive Compensation to correct errors in the original filing.



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

Equity Compensation Plan Information.

The Company does not have any Equity Compensation Plans. There were three outstanding option awards granted in the year ended December 31, 2003. The total number of stock options granted was 700,000 including 500,000 to Art Malone, Jr., the Company's sole officer and director. The option granted in June 2003 was to acquire 500,000 shares at $0.10 per share. This option was granted by the former board of directors without shareholder approval. Giving effect to the reverse split of January 2004, this option is adjusted to acquire 33,333 shares at $1.50.


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

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Secured Data, Inc.


We have audited the balance sheet of Secured Data, Inc. (a Development Stage Company), as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
                                                  ===========          ===========       ===========




    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD MARCH 16, 2000 (INCEPTION) TO DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------------


                                                                            Deferred      Additional
                                                      Common Stock            Stock        Paid-in       Accumulated
                                                 Shares         Amount     Compensation    Capital         Deficit         Total

March 16, 2000, (date of inception)                  --    $        --    $        --    $        --    $        --    $        --

Issuance of common stock for cash                40,000             40                         4,960                         5,000

Net loss                                             --             --                            --        (39,182)       (39,182)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2000                        40,000             40             --          4,960        (39,182)       (34,182)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Issuance of common stock for cash,
  net of offering costs of $11,329              800,000            800                        87,871                        88,671

Net loss                                             --             --                            --       (169,911)      (169,911)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2001                       840,000            840             --         92,831       (209,093)      (115,422)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Common stock issued for services
  and in exchange for related obligations       161,334            161                       404,339                       404,500

Common stock issued in settlement of
  rescinded asset purchase                      133,333            133                        19,867                        20,000

Net loss                                             --             --                            --       (727,479)      (727,479)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2002                     1,134,667          1,135             --        517,036       (936,572)   $  (418,401)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Common stock issued for services
  and in exchange for related obligations     2,796,802          2,797                       376,581                       379,378

Common stock issued for deferred
  compensation                                2,120,000          2,120       (318,000)       315,880                            --

Amortization of deferred stock
  compensation                                                                185,500                                      185,500

Net loss                                                                                                   (328,157)      (328,157)

                                            -----------    -----------    -----------    -----------    -----------    -----------
BALANCE DECEMBER 31, 2003                     6,051,469    $     6,051    $  (132,500)   $ 1,209,498    $(1,264,729)   $  (181,680)
                                            ===========    ===========    ===========    ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
------------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from
                                                                                                       January 31,2000
                                                                                                     (date of inception)
                                                              Year Ended             Year Ended              to
                                                            December 31, 2003     December 31, 2002   December 31, 2003
                                                            -----------------     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  (328,157)         $     (727,479)        $(1,264,729)
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Common stock issued as consideration for services             379,378                 424,500             803,878
   Common stock issued as consideration under
     deferred compensation                                       185,500                      --             185,500
  Changes in assets and liabilities:
     Accrued liabilities                                        (260,414)                302,979             157,987
                                                             -----------          --------------         -----------
          Net cash used in operating activities                  (23,693)                     --            (117,364)
                                                             -----------          --------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from officer                                          23,693                                      23,693
   Common stock issued for cash                                       --                      --              93,671
                                                                                                         -----------
                                                             -----------          --------------         -----------
        Net cash provided by financing activities                 23,693                      --             117,364
                                                             -----------          --------------         -----------

DECREASE IN CASH AND EQUIVALENTS                                      --                      --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             --                      --                  --
                                                             -----------          --------------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                          $        --          $           --         $       --
                                                             ===========          ==============         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                           $        --          $           --         $        --
                                                             ===========          ==============         ===========

     Income taxes paid                                       $        --          $           --         $        --
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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at December 31, 2003. During 2003 the company issued options to purchase
       46,667 shares of common stock at $1.50 per share. Subsequent to December
        31, 2003, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The financial statements have been restated to reflect the stock split.

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

3. OBLIGATIONS TO CONSULTANTS AND VENDORS

     The Company has incurred obligations to numerous consultants, professionals and vendors in connection with the maintenance of the corporate entity and matters related to the failed attempt to implement the Court Suite software business segment. During the year ended December 31, 2003, the Company issued 2,796,802 shares of common stock, as payment for outstanding payables and current year obligations in the amount of $379,378.

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

     There was a deferred income tax asset of $496,000 at December 31, 2003, relating to tax benefits of net operating loss carryforwards of approximately $386,000 and $109,600 for the deferred compensation. The deferred income tax asset is fully offset by a $496,000 valuation allowance which was increased by $122,000 during the year ended December 31, 2003. Federal and state net operating loss carryforwards of $990,000 expire beginning in 2020 through 2023.

     A reconciliation of the differences between the effective and statutory income tax rates ended December 31, 2003 and 2002, is as follows:

                                                     2003                2002
                                                     ----                ----
     Federal                               $ (102,000)     (31)%     $ (247,000)     (34)%
     State                                    (20,000)      (6)%        (44,000)      (6)%
     Additional valuation allowance           122,000        37%        291,000        40%
     Other                                         -0-                       -0-
                                          -------------------------------------------------
     Effective rate                        $       -0-        0%     $       -0-        0%
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

     During the year ended December 31, 2003, the Company settled obligations to vendors, consultants and professionals in the amount of $379,378. The Company issued 2,796,802 common shares to settle these obligations. The obligations were settled for shares having trading value approximating the amounts of the obligations.

     The Company entered into three deferred compensation agreements during the year ended December 31, 2003 totaling $318,000. The individuals elected to receive a total of 2,120,000 shares of common stock in lieu of compensation. Each of the agreements commenced on June 1, 2003. As of December 31, 2003, the Company had recognized $185,500 of the deferred stock compensation grant. In connection with these agreements, the Company also issued options to purchase 46,667 shares of common stock at $1.50 per share (Note 8).


7. COMMITMENTS AND CONTINGENCIES

     The Company has entered into various consulting agreements. All of the consulting agreements have been mutually cancelled.

     The Company may be subject to other unasserted claims associated with the abandonment of its attempts to enter new business lines. In the opinion of management the ultimate disposition of these potential matters cannot be presently assessed.

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
                 Expected asset life                    3 years

     During the year ended December 31, 2003, the Company granted to employees, options to purchase 46,667 shares of the Company's common stock. The options were granted at an exercise price equal to or greater than the average trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2003, all contained exercise prices of $1.50 per share.


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



9. RELATED PARTY TRANSACTIONS

     The Company borrows funds from its sole officer and director for payment of operating expenses. During the year ended December 31, 2003 the Company borrowed $23,693 from this individual. There is no stated interest rate or repayment terms on the borrowings.




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

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid any compensation to the Company's President (the Company's Chief Executive Officer) during the three years ending December 31, 2003. There were three outstanding option awards granted in the year ended December 31, 2003. The total number of stock options granted was 700,000 including 500,000 to Art Malone, Jr., the Company's sole officer and director. The option granted in June 2003 was to acquire 500,000 shares at $0.10 per share. This option was granted by the former board of directors without shareholder approval. Giving effect to the reverse split of January 2004, this option is adjusted to acquire 33,333 shares at $1.50.


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1.    Articles of Incorporation (1)
3.2     ByLaws (1)
3.3     Certificate of Amendment to Articles of Incorporation
31.1    Sarbanes Oxley Section 302 Certification
32.1    Sarbanes Oxley Section 906 Certification

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

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2004.

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


Signature                        Title                       Date
---------                        -----                       ----


/s/ Arthur Malone, Jr.
----------------------
Arthur Malone, Jr.              Director                  March 31, 2004