Form 10QSB
period 2004-03-31
SECURED DATA INC /NV/
filed 2004-05-17
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________


                        Commission file number: 000-32253

                               SECURED DATA, INC.
                               ------------------
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of May 14, 2004, was 90,772,030 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):[ ]Yes [X] No

None
Transitional Small Business Disclosure Format (check one):Yes[ ] No [X]

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS


 PART I. FINANCIAL INFORMATION.............................................3

Item 1.Financial Statements................................................3

 Balance Sheet as of March 31, 2004 (unaudited)............................3

 Statements of Operations for the three
   month periods ended March 31, 2004 and 2003 (unaudited).................4

 Statements of Cash Flows for the three-months ended
   March 31, 2004 and 2003 (unaudited).....................................5

 Notes to the Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis and Plan of Operation........9

Item 3.  Controls and Procedures..........................................10

 PART II. OTHER INFORMATION...............................................10

Item 1.  Legal Proceedings................................................10

Item 2.  Changes in Securities............................................10

Item 3.  Defaults Upon Series Securities..................................10

Item 6:  Exhibits and Reports on Form 8-K.................................10

 SIGNATURES...............................................................11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS                                                      $        --

                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
  Payable to consultants and vendors                                $   156,537
  Advances payable to officer                                            31,743

                                                                    -----------
TOTAL LIABILITIES                                                       188,280
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 6,051,469 shares issued and outstanding                 6,051
   Additional paid-in capital                                         1,209,498
   Deferred stock compensation                                          (53,000)
   Deficit accumulated during the development stage                  (1,350,829)
                                                                    -----------
      Total stockholders' equity                                       (188,280)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $        --
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.



SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------


                                            FOR THE        FOR THE       MARCH 16,
                                         THREE MONTHS   THREE MONTHS       2000
                                             ENDED          ENDED     (INCEPTION) TO
                                           MARCH 31,      MARCH 31,       MARCH 31,
                                             2004           2003           2004
                                         -----------    ------------   ------------
REVENUE                                  $        --    $        --    $        --

COSTS AND EXPENSES:
    General and administrative expense        86,100         75,624      1,350,829
                                         -----------    -----------    -----------
             Total                            86,100         75,624      1,350,829

                                         -----------    -----------    -----------
 (LOSS) FROM OPERATIONS                      (86,100)       (75,624)    (1,350,829)

INCOME TAXES                                      --             --             --

                                         -----------    -----------    -----------
NET (LOSS)                               $   (86,100)   $   (75,624)   $(1,350,829)
                                         ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE
   Basic                                 $     (0.01)   $     (0.05)   $     (0.75)
                                         ===========    ===========    ===========
   Diluted                               $     (0.01)   $     (0.05)   $     (0.75)
                                         ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)         6,051,469      1,525,132      1,803,391
                                         ===========    ===========    ===========







   The accompanying notes are an integral part of these financial statements.



SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------




                                                                                              Period from
                                                                                            March 16, 2000
                                                        Three Months      Three Months   (date of inception)
                                                           Ended             Ended                to
                                                       March 31, 2004    March 31, 2003     March 31, 2004
                                                       --------------    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   (86,100)      $   (75,624)        $(1,350,829)
  Adjustments to reconcile net income to net cash
    used in operating activities:
   Common stock issued as consideration for services            --            75,624             803,878
   Common stock issued as consideration under
     deferred compensation                                  79,500                --             265,000
  Changes in assets and liabilities:
     Accrued liabilities                                    (1,450)               --             156,537
                                                       -----------       -----------         -----------
          Net cash used in operating activities             (8,050)               --            (125,414)
                                                       -----------       -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from officer                                     8,050            31,743
   Common stock issued for cash                                 --                --              93,671
                                                                                             -----------
                                                       -----------       -----------         -----------
        Net cash provided by financing activities            8,050                --             125,414
                                                       -----------       -----------         -----------

DECREASE IN CASH AND EQUIVALENTS                                --                --                  --

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       --                --                  --
                                                       -----------       -----------         -----------

CASH AND EQUIVALENTS, END OF PERIOD                    $        --       $        --         $        --
                                                       ===========       ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                     $        --       $        --       $        --
                                                       ===========       ===========       ===========

     Income taxes paid                                 $        --       $        --       $        --
                                                       ===========       ===========       ===========





   The accompanying notes are an integral part of these financial statements.

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company is a development stage enterprise with a fiscal year ending December 31. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of March 31, 2004.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $188,280 in obligations at March 31, 2004 with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of March 31, 2004.

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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at March 31, 2004. During 2003 the company issued options to purchase 46,667 shares of common stock at $1.50 per share. During the three months ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The financial statements have been restated to reflect the stock split.

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


4.   STOCKHOLDERS' DEFICIT

     During the three month period ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The number of common shares presented in these financial statements has been retroactively restated to present the stock split as if it had occurred at the inception date.

     The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At March 31, 2004 there are no issued series or shares of preferred stock.

     The Company entered into three deferred compensation agreements during the year ended December 31, 2003 totaling $318,000. The individuals elected to receive a total of 2,120,000 shares of common stock in lieu of compensation. Each of the agreements commenced on June 1, 2003. As of March 31, 2004, the Company had recognized $265,000 of the deferred stock compensation grant. In connection with these agreements, the Company also issued options to purchase 46,667 shares of common stock at $1.50 per share.


5.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into various consulting agreements. All of the consulting agreements have been mutually cancelled.

     The Company may be subject to other unasserted claims associated with the abandonment of its attempts to enter new business lines. In the opinion of management the ultimate disposition of these potential matters cannot be presently assessed.


6.   RELATED PARTY TRANSACTIONS

     The Company borrows funds from its sole officer and director for payment of operating expenses. During the three month period ended March 31, 2004 the Company borrowed $8,050 from this individual. There is no stated interest rate or repayment terms on the borrowings.


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

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company has paid for services provided by consultants in the three and nine months ended September 30, 2003 by issuing common. The Company must address accrued payroll and trade payable obligations to successfully restructure the Company's obligations. There can be no assurances that the Company will be successful in doing so.

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended March 31, 2004, the Company did not engage in any off balance sheet transactions.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2 - Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1.   Articles of Incorporation (1) 3.2 ByLaws (1)
3.3    Certificate of Amendment to Articles of Incorporation (2)
31.1   Sarbanes Oxley Section 302Certification
31.2   Sarbanes Oxley Section 302Certification
32.1   Sarbanes Oxley Section 906 Certification
32.2   Sarbanes Oxley Section 906 Certification

(1) Incorporated by Reference from the registration statement on form SB-2 filed on or about July 28, 2000.

(2) Incorporated by Reference from the report on form 10ksb filed on or about March 30, 2004.

     (b) Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May, 2004.


                                                  SECURED DATA, INC.

                                            By:   /s/ ART MALONE
                                                  ----------------------
                                                  Art Malone
                                                  CHAIRMAN OF THE BOARD