Form 10QSB
period 2004-06-30
SECURED DATA INC /NV/
filed 2004-08-16
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of August 10, 2004, was 24,568,368 common stock, par value $0.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION..............................................F-1

Item 1.  Financial Statements................................................F-1

 Balance Sheet as of June 30, 2004 (unaudited) ..............................F-1

 Statements of Operations for the six
   month periods ended June 30, 2004 and 2003 (unaudited)....................F-2

 Statements of Cash Flows for the three and six-months ended
   June 30, 2004 and 2003 (unaudited)........................................F-3

 Notes to the Financial Statements...........................................F-4

Item 2.  Management's Discussion and Analysis and Plan of Operation............3

Item 3.  Controls and Procedures...............................................3

 PART II. OTHER INFORMATION....................................................4

Item 1.  Legal Proceedings.....................................................4

Item 2.  Changes in Securities.................................................4

Item 3.  Defaults Upon Series Securities.......................................4

Item 6:  Exhibits and Reports on Form 8-K......................................4

 SIGNATURES....................................................................5

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED
-------------------------------------------------------------------------------



CURRENT ASSETS                                                      $        --

                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
  Payable to consultants and vendors                                $   158,037

                                                                    -----------
TOTAL LIABILITIES                                                       158,037
                                                                    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 12,283,759 shares issued and outstanding               12,284
   Additional paid-in capital                                         1,577,202
   Deficit accumulated during the development stage                  (1,747,523)
                                                                    -----------
                                                                    -----------
      Total stockholders' deficit                                      (158,037)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========





   The accompanying notes are an integral part of these financial statements.

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                                                                       Period from
                                                                                                     March 16, 2000
                                       Three months     Six months    Three months    Six months  (date of inception)
                                           ended          ended          ended          ended           through
                                       June 30, 2004  June 30, 2004  June 30, 2003  June 30, 2003    June 30, 2004
                                       -----------------------------------------------------------------------------
REVENUE                                $         --   $         --   $         --   $         --       $         --

COSTS AND EXPENSES:
   General and administrative expense       396,694        482,794         79,800        155,424          1,747,523
                                       ----------------------------------------------------------------------------
          Total                             396,694        482,794         79,800        155,424          1,747,523

                                       ----------------------------------------------------------------------------
(LOSS) FROM OPERATIONS                     (396,694)      (482,794)       (79,800)      (155,424)        (1,747,523)

INCOME TAXES                                     --             --             --             --                 --

                                       ----------------------------------------------------------------------------
NET (LOSS)                             $   (396,694)  $   (482,794)  $    (79,800)  $   (155,424)      $ (1,747,523)
                                       ============================================================================

NET (LOSS) PER COMMON SHARE
   Basic                               $      (0.04)  $      (0.06)  $      (0.02)  $      (0.06)      $      (0.74)
                                       ============================================================================
   Diluted                             $      (0.04)  $      (0.06)  $      (0.02)  $      (0.06)      $      (0.74)
                                       ============================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   (BASIC AND DILUTED)                   11,256,458      8,653,964      3,644,802      2,590,823          2,352,357
                                       ============================================================================



   The accompanying notes are an integral part of these financial statements.

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                                                                       Period from
                                                                                     March 16, 2000
                                                      Six months     Six months    (date of inception)
                                                        ended           ended            through
                                                    June 30, 2004   June 30, 2003     June 30, 2004
                                                    ---------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                 $  (482,794)  $   (79,800)        $(1,747,523)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Common stock issued as consideration
       for services                                      335,794       145,000           1,139,672
     Common stock issued as consideration
       under deferred compensation                       132,500            --             318,000
     Changes is assets and liabilities:
       Accrued liabilities                                    50       (76,610)            158,037
                                                     -----------  ------------         -----------
          Net cash used in operating activities          (14,450)      (11,410)           (131,814)
                                                     -----------  ------------         -----------

Cash flows from financing activities:
   Advances from officer                                  14,450        11,410              38,143
   Common stock issued for cash                               --            --              93,671
                                                     -----------  ------------         -----------
          Net cash provided by financing activities       14,450        11,410             131,814

                                                     -----------  ------------         -----------
Net increase (decrease) in cash                               --            --                  --
Cash, beginning of period                                     --            --                  --
                                                     -----------  ------------         -----------
Cash, end of period                                  $        --  $         --         $        --
                                                     ===========  ============         ===========

Supplemental cash flow information:
     Interest paid                                   $        --  $         --         $        --
                                                     ===========  ============         ===========
     Income taxes paid                               $        --  $         --         $        --
                                                     ===========  ============         ===========

Supplemental disclosure of non-cash investing
and financing activities:
     Issuance of common stock as payment for
       accounts payable and officer advances         $    38,143   $   276,215         $   314,358
                                                     ===========  ============         ===========




   The accompanying notes are an integral part of these financial statements.

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company is a development stage enterprise with a fiscal year ending December 31. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. The accompanying financial statements present the Company as a development stage enterprise as of June 30, 2004.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $158,037 in obligations at June 30, 2004 with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate and, subsequent to June 30, 2004 entered into an agreement to acquire an operating business. However, the Company has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of June 30, 2004.

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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at June 30, 2004. During 2003 the company issued options to purchase 46,667 shares of common stock at $1.50 per share. During the three months ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The financial statements have been restated to reflect the stock split.

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


4.   INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the three and six month periods ended June 30, 2004 consists of the following:

                                             Three       Six
                                             Months     Months
                                            --------   --------
      Current tax provision (benefit)       $ (2,250)  $(49,695)
      Deferred tax provision (benefit)         2,250     49,695
                                            --------   --------
      Total income tax provision (benefit)  $     --   $     --
                                            ========   ========

     The only material temporary book/tax differences for the three month period ended June 30, 2004 were $389,000 of officer compensation accrued and paid for through the issuance of the Company's common stock. The amount is not deductible by the Company for income tax purposes until it is included in the recipient's income.

     There was a deferred income tax asset of $654,000 at June 30, 2004, relating to tax benefits of net operating loss carryforwards of approximately $388,000 and $266,000 for the deferred compensation. The deferred income tax asset is fully offset by a $654,000 valuation allowance which was increased by $158,000 during the six months ended June 30, 2004. Federal and state net operating loss carryforwards of $1,010,000 expire beginning in 2020 through 2024.


5.   STOCKHOLDERS' DEFICIT

     During the three month period ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The number of common shares presented in these financial statements has been retroactively restated to present the stock split as if it had occurred at the inception date.

     The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At June 30, 2004 there are no issued series or shares of preferred stock.

     The Company entered into three deferred compensation agreements during the year ended December 31, 2003 totaling $318,000. The individuals elected to receive a total of 2,120,000 shares of common stock in lieu of compensation. Each of the agreements commenced on June 1, 2003. As of June 30, 2004, the Company had recognized all $318,000 of the deferred stock compensation grant. In connection with these agreements, the Company also issued options to purchase 46,667 shares of common stock at $1.50 per share.

     During the three month period ended June 30, 2004, the Company issued 6,232,290 shares of its common stock to its sole officer as repayment for cash advances the Company has been using to operate its business. The shares were valued at the estimated fair value of $0.06 per share based upon the trading price of the shares during that three month period. Advances payable of $38,143 were paid, with the additional money being applied to compensation expense of the officer.


6.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into various consulting agreements. All of the consulting agreements have been mutually cancelled.

     The Company may be subject to other unasserted claims associated with the abandonment of its attempts to enter new business lines. In the opinion of management the ultimate disposition of these potential matters cannot be presently assessed.


7.   RELATED PARTY TRANSACTIONS

     The Company borrows funds from its sole officer and director for payment of operating expenses. During the three month period ended June 30, 2004 the Company borrowed an additional $6,400 from this individual and then fully repaid the officer all amounts owed to him by the issuance of 6,232,290 shares of the Company's common stock.


8.   SUBSEQUENT EVENT

     On July 13, 2004, the Company entered into an Amended Agreement and Plan of Reorganization (the Reorganization Agreement) whereby the Registrant acquired 100% of the outstanding common stock of Secure Enterprise Software Inc., a Nevada corporation based in Parsippanny, New Jersey in exchange for 12,284,000 shares of the Company's common stock.

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


On July 13, 2004, the Registrant entered into an Amended Agreement and Plan of Reorganization (the Reorganization Agreement) whereby the Registrant acquired 100% of the outstanding common stock of Secure Enterprise Software Inc., a Nevada corporation based in Parsippanny, New Jersey in exchange for 12,284,000 shares of the Registrant's common stock. The Amended Agreement and Plan of Reorganization amended and replaced the previously announced agreement dated June 4, 2004. The Reorganization Agreement also resulted in the appointment of Thomas Welch as President, Chief Financial Officer and as a director of the Registrant. Art Malone, Jr., remains the Chief Executive Officer and a director of the Registrant. The Registrant will carry on the business of Secure Enterprise Software, Inc., (SES). Closing of the Amended Agreement and Plan of Reorganization will occur upon the delivery of audited financial statements of SES which is anticipated before August 31, 2004.


Liquidity and capital resources

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company paid for services and reimbursed expenses provided by its director and chief executive officer during the fiscal quarter ended June 30, 2004 by issuing 6,232,290 shares of common stock.

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended June 30, 2004, the Company did not engage in any off balance sheet transactions.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2 - Changes in Securities: On June 1, 2004, the Registrant issued 7,000,000 shares of common stock to Art Malone, Jr., an officer and director is consideration of the offset of $350,000 due to Mr. Malone for services and reimbursement of expenses paid on behalf of the Registrant. In July 2004, the Registrant issued 12,284,000 shares of common stock to five individuals in consideration of the exchange of all of the common stock of Secure Enterprise Software, Inc., pursuant to the Amended Agreement and Plan of Reorganization dated July 13, 2004.

With respect to the sales made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Registrant.


Item 3.  Defaults Upon Senior Securities:  None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

3.1.    Articles of Incorporation (1)
3.2     ByLaws (1)
3.3     Certificate of Amendment to Articles of Incorporation (2)
10.1    Amended Agreement and Plan of Reorganization dated July 13, 2004 (3)
31.1    Sarbanes Oxley Section 302 Certification
31.2    Sarbanes Oxley Section 302 Certification
32.1    Sarbanes Oxley Section 906 Certification
32.2    Sarbanes Oxley Section 906 Certification

(1) Incorporated by Reference from the registration statement on form SB-2 filed on or about July 28, 2000.)
(2) Incorporated by Reference from the registrant's quarterly report on Form 10-qsb for the fiscal quarter ended March 31, 2004 filed on May 17, 2004.
(3) Incorporated by Reference from registrant's current report on Form 8-k filed on August 11, 2004.

     (b) Reports on Form 8-K: A current report on Form 8-k was filed on August 11, 2004 to report the acquisition of Secure Enterprise Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of August, 2004.


                                                  SECURED DATA, INC.

                                            By:   /s/ ART MALONE
                                                  ----------------------
                                                   Art Malone
                                                   Chief Executive Officer