Form 10QSB/A
period 2004-06-30
SECURED DATA INC /NV/
filed 2004-08-20
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

Explanatory Note on Amendment.

This Amendment corrects a typographical error in Part II, Item 2 Change in Securities which incorrectly stated the number of Shares issued to Art Malone, Jr.


PART II.  OTHER INFORMATION


Item 2 - Changes in Securities: On June 1, 2004, the Registrant issued 6,232,290 shares of common stock to Art Malone, Jr., an officer and director is consideration of the offset of $350,000 due to Mr. Malone for services and reimbursement of expenses paid on behalf of the Registrant. In July 2004, the Registrant issued 12,284,000 shares of common stock to five individuals in consideration of the exchange of all of the common stock of Secure Enterprise Software, Inc., pursuant to the Amended Agreement and Plan of Reorganization dated July 13, 2004.

With respect to the sales made, the Registrant relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered solely to accredited or sophisticated investors who were provided all of the current public information available on the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of August, 2004.


                                                  SECURED DATA, INC.

                                            By:   /s/ ART MALONE
                                                  ----------------------
                                                   Art Malone
                                                   Chief Executive Officer