Form 10QSB
period 2004-09-30
SECURED DATA INC /NV/
filed 2004-12-06
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 2004

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of the registrant's common equity as of December 2, 2004, was 12,284,368 common stock, par value $0.001.

     Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004


                                TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION                                             F-1

Item 1.  Financial Statements                                               F-1

 Balance Sheet as of September 30, 2004 (unaudited)                         F-2

 Statements of Operations for the nine
   month periods ended September 30, 2004 and 2003 (unaudited)              F-3

 Statements of Cash Flows for the nine-months ended
   June 30, 2004 and 2003 (unaudited)                                       F-4

 Notes to the Financial Statements                                          F-5

Item 2.  Management's Discussion and Analysis and Plan of Operation           3

Item 3.  Controls and Procedures                                              4

 PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          4

Item 3.  Defaults Upon Series Securities                                      4

Item 4.  Submission of Matters to a Vote of Security Holders                  4

Item 5.  Other Information                                                    4

Item 6:  Exhibits and Reports on Form 8-K                                     4

 SIGNATURES                                                                   5

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)
________________________________________________________________________________


ASSETS

CURRENT ASSETS                                                      $        --

                                                                    -----------
TOTAL ASSETS                                                        $        --
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
  Accounts payable                                                  $   164,357
  Advances to officers                                                    9,600
                                                                    -----------
TOTAL LIABILITIES                                                       173,957
                                                                    -----------

STOCKHOLDERS' DEFICIT:
   Common stock, $.001 par value, 100,000,000 shares
      authorized, 12,283,759 shares issued and outstanding               12,284
   Additional paid-in capital                                         1,577,202
   Deficit accumulated during the development stage                  (1,763,443)
                                                                    -----------
      Total stockholders' deficit                                      (173,957)

                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        --
                                                                    ===========





   The accompanying notes are an integral part of these financial statements.


SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
_________________________________________________________________________________________________________________________

                                                                                                          Period from
                                         Three months   Nine months   Three months     Nine months       March 16, 2000
                                             ended         ended         ended            ended       (date of inception)
                                         September 30   September 30  September 30     September 30         through
                                             2004           2004          2003             2003        September 30, 2004
                                         ------------- -------------  -------------    -------------  -------------------
REVENUE                                  $       --     $        --    $        --      $        --      $          --

COSTS AND EXPENSES:
   General and administrative expense        15,920         498,714         81,500          236,924          1,763,443
                                         ----------     -----------    -----------      -----------      -------------
          Total                              15,920         498,714         81,500          236,924          1,763,443

                                         ----------     -----------    -----------      -----------      -------------
(LOSS) FROM OPERATIONS                      (15,920)       (498,714)       (81,500)        (236,924)        (1,763,443)

INCOME TAXES                                     --              --             --               --                 --

                                         ----------     -----------    -----------      -----------      -------------
NET (LOSS)                               $  (15,920)    $  (498,714)   $   (81,500)     $  (236,924)     $  (1,763,443)
                                         ==========     ===========    ===========      ===========      =============

NET (LOSS) PER COMMON SHARE
   Basic                                 $        *     $     (0.05)   $     (0.02)     $     (0.08)     $       (0.61)
                                         ==========     ===========    ===========      ===========      =============
   Diluted                               $        *     $     (0.05)   $     (0.02)     $     (0.08)     $       (0.61)
                                         ==========     ===========    ===========      ===========      =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
   (BASIC AND DILUTED)                   11,772,916       9,872,727      3,644,802        2,946,010          2,903,104
                                         ==========     ===========    ===========      ===========      =============

* - less than $0.01 per share




   The accompanying notes are an integral part of these financial statements.



SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
_________________________________________________________________________________________________________________



                                                                                                   Period from
                                                                    Nine            Nine          March 16, 2000
                                                                months ended    months ended   (date of inception)
                                                                  September       September     through September
                                                                  30, 2004        30, 2003           30, 2004
                                                                -------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $  (498,714)   $  (236,924)        $(1,763,443)
   Amortization of deferred compensation                            132,500             --            (318,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Common stock issued as consideration
           for services and obligations                             373,937        485,839           1,475,815
     Common stock issued as settlement
           of asset purchase                                         20,000
     Common stock issued as deferred
           compensation                                                  --             --             318,000
     Changes is assets and liabilities:
       Accounts payable and accrued liabilities                       6,370       (262,325)            164,357
                                                                ----------------------------------------------
          Net cash provided by (used in) operating activities        14,093        (13,410)           (103,271)
                                                                ----------------------------------------------

Cash flows from financing activities:
   Advances from officer                                             24,050         13,410              47,743
   Repayment of advances to officer                                 (38,143)       (38,143)
   Common stock issued for cash                                          --             --              93,671
                                                                ----------------------------------------------
          Net cash provided by (used in) financing activities       (14,093)        13,410             103,271
                                                                ----------------------------------------------

Net increase (decrease) in cash                                          --             --                  --
Cash, beginning of period                                                --             --                  --
                                                                ----------------------------------------------
Cash, end of period                                             $        --    $        --         $        --
                                                                ==============================================

Supplemental cash flow information:
     Interest paid                                              $        --    $        --         $        --
                                                                ==============================================
     Income taxes paid                                          $        --    $        --         $        --
                                                                ==============================================

Supplemental disclosure of non-cash investing
and financing activities:
     Issuance of common stock as payment for
       accounts payable and officer advances                    $    38,143    $   276,215         $   314,358
                                                                ==============================================





   The accompanying notes are an integral part of these financial statements.

SECURED DATA, INC. (FORMERLY ENTERNET, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
________________________________________________________________________________


1. ORGANIZATION AND BASIS OF PRESENTATION

     Secured Data, Inc. (the "Company") a Nevada corporation, was incorporated on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. The Company is a development stage enterprise with a fiscal year ending December 31. The Company originally planned to market vitamins, minerals, nutritional supplements and other health and fitness products over the internet. After considerable effort, the Company determined that the project was not feasible. Effective January 31, 2002, the Company purchased the iCyberData Court Suite ("Court Suite"). Court Suite is an automated case management software system designed to solve the problems currently encountered by counties implementing and maintaining specialty courts. On September 25, 2002, the Company entered into a Mutual Release and Hold Harmless Agreement releasing both parties from the Intellectual Property Purchase Agreement entered into on January 31, 2002. To date, the Company has had no revenues associated with these activities. On July 13, 2004, the Company entered into an Amended Agreement and Plan of Reorganization (the Reorganization Agreement) whereby the Registrant acquired 100% of the outstanding common stock of Secure Enterprise Software Inc., a Nevada corporation based in Parsippanny, New Jersey in exchange for 12,284,000 shares of the Company's common stock. On September 7, 2004, the Company terminated the Reorganization Agreement and no shares were exchanged. The accompanying financial statements present the Company as a development stage enterprise as of September 30, 2004.

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has $164,357 in obligations at September 30, 2004 with no means to repay such obligations other than negotiating settlements that will include payment through the issuance of common stock. As mentioned above, the Company intends to seek a merger candidate. However, the Company has not yet obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of September 30, 2004.

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

     Income (Loss) Per Common Share - Basic income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company had no common stock equivalents outstanding at September 30, 2004. During 2003 the company issued options to purchase 46,667 shares of common stock at $1.50 per share. During the three months ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The financial statements have been restated to reflect the stock split.

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


4. INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the three and six month periods ended September 30, 2004 consists of the following:

                                                      Three        Nine
                                                     Months       Months
                                                    --------     --------
      Current tax provision (benefit)               $(15,900)    $(65,595)
      Deferred tax provision (benefit)                15,900       65,595
                                                    --------     --------
      Total income tax provision (benefit)          $     --     $     --
                                                    ========     ========

     There were no material temporary book/tax differences for the three month period ended September 30, 2004.

     There was a deferred income tax asset of $669,000 at September 30, 2004, relating to tax benefits of net operating loss carryforwards of approximately $403,000 and $266,000 for deferred compensation. The deferred income tax asset is fully offset by a $669,000 valuation allowance. Federal and state net operating loss carryforwards of $1,025,000 expire beginning in 2020 through 2024.


5. STOCKHOLDERS' DEFICIT

     During the three month period ended March 31, 2004, the Company executed a reverse split of the outstanding common stock on a one for fifteen basis. The number of common shares presented in these financial statements has been retroactively restated to present the stock split as if it had occurred at the inception date.

     The Company has authorized up to 5,000,000 shares of Stock preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At September 30, 2004 there are no issued series or shares of preferred stock.

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

7. RELATED PARTY TRANSACTIONS

     The Company borrows funds from its sole officer and director for payment of operating expenses. During the three month period ended June 30, 2004 the Company borrowed an additional $6,400 from this individual and then fully repaid the officer all amounts owed to him by the issuance of 6,232,290 shares of the Company's common stock. During the three month period ended September 30, 2004, the Company borrowed an additional $9,600 from this individual.





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


On July 13, 2004, the Registrant entered into an Amended Agreement and Plan of Reorganization (the Reorganization Agreement) whereby the Registrant was to acquired 100% of the outstanding common stock of Secure Enterprise Software Inc., a Nevada corporation based in Parsippanny, New Jersey in exchange for 12,284,000 shares of the Registrant's common stock. The Amended Agreement and Plan of Reorganization amended and replaced the previously announced agreement dated June 4, 2004. Closing of the Amended Agreement and Plan of Reorganization was conditioned upon the delivery of audited financial statements of SES.


On September 7, 2004, the Registrant notified Secured Enterprise Software Inc., that it was terminating the Reorganization Agreement due to the fact that audited financial statements had not been delivered as required by the Reorganization Agreement. As result of the termination, Thomas Welch has ceased to be the Registrant's President, Chief Financial Officer and a director of the Registrant. Art Malone, Jr., remains the Chief Executive Officer, Chief Financial Officer and is the sole director of the Registrant.

The Registrant will continue its prior business of seeking a privately held company wishing to reorganize with a publicly traded company. The Registrant has no current agreement with respect to a merger or acquisition with a targeted company. There is no assurance that the Registrant will be successful in its plan to merge or acquire another entity. There has been no industry identification by management.


Liquidity and capital resources

The Company has incurred additional deficits. The Company has no cash or other liquid assets. The Company is attempting to negotiate settlements with its creditors. The Company believes that these creditors will settle a majority of these obligations in exchange for shares of its common stock. The Company paid for services and reimbursed expenses provided by its director and chief executive officer during the fiscal quarter ended June 30, 2004 by issuing 6,232,290 shares of common stock. During the quarter ended September 30, 2004, the chief executive officer loaned the company $9,600.

Off  balance  sheet  arrangements

The Company's liquidity has not dependent upon off balance sheet transactions. For the period ended September 30, 2004, the Company did not engage in any off balance sheet transactions.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:   None

Item 3.  Defaults Upon Senior Securities:  None

Item 4. Submission of Matters to a Vote of Security Holders:  None

Item 5. Other Information: None

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

     (b) Reports on Form 8-K: A current report on Form 8-K was filed on August 11, 2004 to report the acquisition of Secure Enterprise Software, Inc. A current report on Form 8-K was filed on September 9, 2004 to report termination of the agreement with Secure Enterprise Software, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Action of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of December, 2004.


                                                  SECURED DATA, INC.

                                            By:   /s/ ART MALONE
                                                  ----------------------
                                                   Art Malone
                                                   Chief Executive Officer