Form 10KSB
period 2004-12-31
SECURED DATA INC /NV/
filed 2005-04-15
CIK 1119951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the annual period ended December 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________



                               SECURED DATA, INC.

                                 --------------

                 (Name of Small Business Issuer in Its Charter)

                 NEVADA                        Commission File No:                       87-0650264
     (State or other jurisdiction of                000-32253               (I.R.S. Employer Identification No.)
     incorporation or organization)

 16B/F Ruixin Road Bldg. No. 25 Gaoxin Road Xi An 710075 Shaanxi Province, China
                    (Address of principal executive offices)

                           (86) 29 8824 6358 (Issuer's
                     telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.001 Per Share
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]   No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended December 31, 2004 were $2,478,763.

      The aggregate market value of the common stock held by non-affiliates as of March 31, 2005 was $2,874,187

      State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of              Number of Shares Outstanding as of
Equity Securities                   December 31, 2004
-------------------------------     ----------------------------------
Common Stock, $0.001 par value      93,604,958

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                     TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART I

          ITEM 1.  Description of Business
          ITEM 2.  Description of Properties
          ITEM 3.  Legal Proceedings

          ITEM 4.  Submission of Matters to a Vote of Security Holders
PART II

          ITEM 5.  Market for Common Equity and Related Stockholder Matters
          ITEM 6.  Management's Discussion and Analysis
          ITEM 7.  Financial Statements
          ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
          ITEM 8A. Controls and Procedures
          ITEM 8B. Other Information

PART III

          ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
                   Compliance With Section 16(A) of the Exchange Act
          ITEM 10. Executive Compensation

          ITEM 11. Security Ownership of Certain Beneficial Owners and Management
          ITEM 12. Certain Relationships and Related Transactions
          ITEM 13. Exhibits
          ITEM 14. Principal Accounting Fees and Services

      This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

      Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China. For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

      Secured Data, Inc., through its subsidiary Northwest BioTechnic Inc. ("NBTI") owns and operates, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the People's Republic of China ("PRC" or "China") with its main business as production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

      Our company, Secured Data, Inc. ("we", "us", "our", "SCRE", the `Company" or "our Company"), was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "SCRE".

      Secured Data, Inc. is a corporation formed under the laws of the State of Nevada on March 16, 2000. During the year 2000, we acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers. We did not generate any revenues from the above endeavors and during March 2002, we decided to terminate our involvement with marketing vitamins and such related projects; consequently, we cancelled our license agreement with VitaMineralHerb.com. Since October 2002, management's business plan was to seek out a privately held business with whom the Company can reorganize so as to take advantage of the Company's status as a publicly held corporation.

      On December 20, 2004, in pursuant to the terms of a Stock Purchase Agreement ("Malone Agreement"), Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of Secured Data, Inc. ("Company") for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals, on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company initially purchased 30% of the common shares of Northwest BioTechnic Inc. ("NBTI"), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004 The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

         NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the PRC and is a company engaging in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

BUSINESS OVERVIEW

         SCRE, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian city within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refining technology in China and is a major Rutin supplier for the world market.

         Huifeng emphasized technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine. Our business missions are:

         (a) To obtain Good Manufacturing Practice (GMP) certification for Huifeng's manufacturing facilities for medicine production;

         (b) To build a raw material production site according to GAP standard;

         (c) To build GLP standard (an international standard) laboratories for advanced function of biological molecules development and production; and

         (d) To develop natural cosmetics, health food and beverage using Rutin as raw materials;

OUR PRODUCTS

         Huifeng produces a series of Rutin and Rutin related products:

         Pharmaceutical Intermediates        1.       NF11 Rutin (USP standard)
                                             2.       DAB8 BDAB9 BDAB10 BDAB11    Rutin    (German    Codex
                                                      Standard)
                                             3.       Troxerutin (farinaceous injection Boral application)
                                             4.       Quercetin, L-Rhamnone

         Pharmaceutical Material             1.       Venoruton (farinaceous injection Boral application)
                                             2.       Rutin
                                             3.       Berberine Hydrochloride
                                             4.       Matrine

         Plant Extracts                      1.       Hesperidin
                                             2.       Naringin
                                             3.       Epimedium Extract
                                             4.       Matrine
                                             5.       Puerorin
                                             6.       Siybun Marianum P.E


         The chemical name of Rutin is rue glycoside (Molecular formula: C/27/ H/30/ O/163/ H/2O/) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improves the permeability of capillary vessels, and has the properties of:

         1. Anti - inflammatory;

         2. Decreasing blood pressure and fat; and

         3. Mitigating cerebral hemorrhage.

         Also, it has positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury. It is widely used as a raw material for the heart and cerebral blood vessel medicines as well as an additive for cosmetics and functional food. The demand for Rutin increases at an annual rate of approximately 30% due to the increased demand for heart and cerebral blood vessel medicines as a result of the aging population. Furthermore, the improvement in living standards in China also stimulates the growth in the demand for functional food and natural cosmetics.

PRODUCTION FACILITIES

      In 2004 Huifeng has two major production facilities and the equipment resources of each of the facilities are as follows:

1.    Manufacturing plant located at NO 1,Huifeng Rd, Changwu, Xianyang:

      o This production site is for refining and manufacturing of new products

      o     Has a total of ten buildings including:

            o     A two levels office building

            o     A four levels staff building

            o Three manufacturing buildings (including extract workshops, refining workshops and packaging workshops)

            o     One raw materials storage building

            o     One building for storage of finished products

            o     One building for dangerous products

            o Building for power and maintenance (including boiler, power distribution and maintenance)

            o     One cafeteria and staff canteen

      o     The  production   capability  of  the  plant  is  approximately  500
            tons/year

2.    Manufacturing plant located in Fenghui, Changan, Xian

      o This production site is for the extraction and supplies of raw materials for refining

      o     Has a total of four buildings including:

            o     One office building

            o     One  manufacturing   building  (including  extract  workshops,
                  crystallization   workshops,   communication   workshops   and
                  packaging workshops),

            o     One raw materials building

            o     One boiler

      o     The production capacity of the plant is approximately 300 tons/year

      The  two   production   facilities   together   occupy  a  total  area  of
approximately 300,000 square feet.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

      All of Huifeng's products are raw materials for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

SALES AND MARKETING

      Since the majority of Huifeng's products are raw materials for production of medicines and target customers are mostly industrial clients, Huifeng sells and distributes its products mainly through direct selling to medicine and food manufacturers. Usually customers will place purchase orders directly with the sales and marketing team of Huifeng.

      The organization  structure of the sales and marketing team of Huifeng is:
Sales director manages the whole sales team through sales managers and each of the sales managers controls a team of sales supervisors and salesmen.

      Huifeng also participates in the distribution and marketing activities that aim at strengthening its ties with existing and new customers. One of the mostly used techniques to expand its distribution network and develop new customers is participating in various domestic and international medicine raw materials exhibitions. Also, Huifeng focuses on improving the quality of products and after-sale services in order to better maintain customer relationships.

COMPETITION

         Huifeng engages in Rutin production in China. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face substantial competitions within China. From time to time there are many small domestic Rutin manufacturers but these companies will not impose a threat to Huifeng's business expansion in China. The major competitor of Huifeng is Sichuan Xietong Pharmaceutical Company Limited ("Xietong"). However, because of a lack of technological patents and the ready access to raw materials, Xietong is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, and retains a rather small portion of its business in raw medicine production.

PRINCIPAL OFFICE

         Our principal office is located at FL16B, Ruixin Building, NO.25, Gaoxin Rd, Xian China.

EMPLOYEES AND ORGANIZATION

As of December 31, 2004, Huifeng had approximately 186 full-time employees, out of which approximately 75 are technicians. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

         The organization of Huifeng is divided into 8 departments that are supervised by our chief executive officer: personnel department, financial department, securities department, sales department, provision department, inspection department, production department and R&D department. The production department supervises the two manufacturing plants and the raw material production site.

BUSINESS DEVELOPMENT AND ACQUISITIONS

      In 2005 Huifeng will focus on:

      1. Increasing the market share on Rutin in both the international and domestic markets;

      2. Commercializing additional one to two new products and striving to launch these products into the public market; and

      3.    Enlarging the organization and improving the production efficiency.

PATENTS AND INTELLECTUAL PROPERTIES

      Huifeng's proprietary technology "Producing Rutin by Eliminating Enzyme and Mucus" received Chinese national technology patent with a 10 year protection period.

GOVERNMENT REGULATIONS

      Chinese government requires all medicine and medicinal products related manufacturers to obtain GMP certification on their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory in January 1, 2005


ITEM 2. DESCRIPTION OF PROPERTIES

      See "production facilities" in ITEM 1 - DESCRIPTION OF BUSINESS.

      There is no lien or encumbrance on any of the mentioned properties.

ITEM 3 LEGAL PROCEEDINGS

      We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 23, 2005, the Board of Directors unanimously approved and ratified an 1:18 reverse split (the "Reverse Split") of the Company's issued and outstanding common stock and an amendment (the "Amendment") to its Articles of Incorporation changing the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc.", subject to the approval of the Company's stockholders. The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Reverse Split and the Amendment was March 23, 2005 (the "Record Date"). On the Record Date, stockholders owning 53,850,640 shares of Common Stock, or approximately 57.5% of the issued and outstanding shares of Common Stock, approved the Reverse Split and the Amendment by action taken without a meeting in accordance with Nevada law. No further vote of our stockholders was required.

      As a result, the Company filed a preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on March 23, 2005 in connection with the approval by a majority of the stockholders of (i) an amendment to its Articles of Incorporation effecting the Reverse Split and (ii) the Amendment

      On the effective date of the Reverse Split the number of issued and outstanding shares of common stock of the Company will be reduced from a total of 93,604,958 shares which were outstanding on the Record Date, to approximately 5,200,275 shares.

      When filed with the Nevada Secretary of State, the Amendment will change the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc."

      However as of the date of this filing, this preliminary information statement was still not approved by the Securities and Exchange Commission.

                                     PART II

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "SCRE".

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 25, 2005, there were approximately 103 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

    Year                             Period                                 High                Low
    ----                             ------                                 ----                ---
    2003       First Quarter                                                $0.040             $0.005
               Second Quarter                                               $0.040             $0.010
               Third Quarter                                                $0.015             $0.010
               Fourth quarter                                               $0.020             $0.000

    2004       First Quarter                                                $0.300             $0.010
               Second Quarter                                               $0.070             $0.060
               Third Quarter                                                $0.300             $0.050
               Fourth quarter                                               $0.590             $0.020

    2005       First Quarter (through March 21, 2005)                       $0.160             $0.050

DIVIDENDS

      We presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Accordingly, we have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

ISSUANCE OF SHARES

      During the three month period ended June 30, 2004 the Company issued 6,232,290 shares of its common stock to Art Malone Jr. as repayment for his cash advances to the Company that was used to operate the business of the Company.

      Between December 15, 2004 and December 20, 2004, the Company issued a total of 585,000 shares of common stock to three creditors in exchange for satisfaction and settlement of Company debts totaling $93,000.

      On December 20, 2004, the Company issued 80,735,590 shares of common stock to the shareholders of NBTI in pursuant to the Acquisition as described in the Section "History" of "ITEM 1 - DESCRIPTION OF BUSINESS"

      Unless   otherwise   noted,   the  sales  set  forth  above   involved  no
underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4
(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

ITEM 6        MANAGEMENT'S DISCUSSIONS AND ANALYSIS

      This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "SCRE believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of SCRE and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation,". The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

      On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, On December 20, 2004 SCRE completed a Northwest Agreement, of which the Company initially purchased
30% of the common shares of NBTI in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004 The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company. The Exchange resulted in a change of voting control of the Company.

      NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

      The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition for SCRE and its subsidiaries and financial activity of NBTI prior to the acquisition. We will continue the business operations conducted by NBTI.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      We have identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

      The Company does not have any reserves against its accounts receivable or inventories at December 31, 2004 and 2003. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

      We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's discussion and Analysis of Financial Condition and Results of Operations.

      We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

      1.    Persuasive evidence of an arrangement exists;

      2.    Delivery has occurred or services have been rendered;

      3.    The seller's price to the buyer is fixed or determinable and

      4.    Collectibility is reasonably assured.

      The majority of the Company's revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                              Year Ended            Year Ended
                                       December 31, 2004     December 31, 2003
                                       -----------------     -----------------
Revenues                                         100.00%                  100%
Cost of Revenues                                (90.17%)              (95.47%)
Gross Margin                                       9.83%                 4.53%
General and administrative expenses             (36.88%)               (5.83%)
Selling and distribution expenses                (1.68%)               (6.96%)
Depreciation and amortization                    (0.36%)               (0.77%)
Equity in loss of affiliate                      (0.00%)                    --
Interest income, net                               0.05%                 7.23%
Other income, net                                  0.03%                 0.04%
Income tax expenses                              (0.30%)                    --
Minority interest                                  0.34%                 0.92%
Net Loss                                        (28.98%)               (0.84%)

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues, Cost of Revenues and Gross Margin

      Revenues for the year ended December 31, 2004 were $2,478,763 an increase of $1,762,904 from $715,859 for the year ended December 31, 2003. Our increases in sales revenues in 2004 were mainly attributable to the increase in our sales of Rutin related products. The increase in demand for Rutin related products in China created a substantial market for Rutin and resulted in increased in sales of our Rutin products in 2004.

      Cost of revenues for the year ended December 31, 2004 were $2,235,189, a increase of $1,551,759 from $683,430 for the year ended December 31, 2003. Compared to the year ended December 31, 2003 the increase cost of sales of our products was because of our increase in sales revenue in 2004. However, the increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in 2004 as compared to 2003.

      Our gross profit margin for 2004 improved from 4.53% in 2003 to 9.83% in 2004 as a result of our improved efficiency in production due to economy of scale of production as sales volume increased.

      Gross margin for the year ended December 31, 2004 was $243,574, an increase of $211,145 from $32,429 for the year ended December 31, 2003.

General and Administrative Expenses

      General and Administrative expenses totaled $914,056 for the year ended December 31, 2004, an increase of $872,327 from $41,729 for the year ended
December 31, 2003. The increase in general and administrative expenses was mainly due to increase in $353,613 general and administrative expenses in Huifeng of as a result of increase business activities and $518,714 expenses from listing company level that has not incurred in 2003.

Selling and Distribution Expenses

      Selling and distribution expenses totaled $41,569 for the year ended December 31, 2004, a decrease of $8,264 from $49,833 for the year ended December 31, 2003. The Company had not increased its expenses in sales and distribution despite sales revenue increased, as most of the Company sales in 2004 were direct selling to industrial customers that did not rely on intensive sales and distribution activities.

Liquidity and Capital Resources

Cash

      Our cash balance amounted to $167,511 at December 31, 2004.

      In the year ended December 31, 2004, our cash used in operating activities amounted to $1,025,077, mainly to due the net loss in the current year amounted to $718,444. Also, in the current year, inventories and other receivables increased by $405,019 and $236,920, respectively. In the year ended December 31, 2004, cash flow from investing activities amounted to $35,642. Cash flow from financing activities amounted to $1,061,143, mainly due to decrease in due from shareholders of $569,717.

      The Company is currently funding its operations from, in addition to sales revenues, loans from shareholders.

Working Capital

      Our working capital deficit amounted to $342,854 at December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46(R) addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46(R), as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46(R), as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004.

      This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46(R), a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46(R) may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts which involve instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

      Most of the provisions of SFAS 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning in 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

      In December 2004, the FASB issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

      The implementations of the above pronouncements are not expected to have a
significant   effect  on  the   Company's   consolidated   financial   statement
presentation or disclosure.

INFLATION

      Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

      All of the Company's revenues and a majority of the expenses in 2004 were denominated primarily in Renminbi ("RMB"), the currency of China. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 7    FINANCIAL STATEMENTS

      The financial statements, together with the independent auditors' report thereon, appears beginning on page F-1 of this report

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There was no change in our certifying accountant for the period of January 1, 2004 to December 31, 2004.

      On March 14, 2005, the accounting firm of Jimmy C. H. Cheung & Co., Certified Public Accountants (a member of Kreston International), 304 Dominion Centre, 43 Queen's Road East, Hong Kong, was engaged to take over the audit responsibilities from Epstein Weber & Conover, PLC, Certified Public Accountants; and Epstein Weber & Conover, PLC was dismissed on that same date.

      During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Jimmy C. H. Cheung & Co., Certified Public Accountants, the Company has not consulted with Jimmy C. H. Cheung & Co., Certified Public Accountants, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

      During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, the Company is not aware of any disagreements with its former accountants, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 8A  CONTROLS AND PROCEDURES

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

      As of the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective..

ITEM 8B   OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Currently, directors are not compensated for serving on the Board of Directors. We have not established compensation or executive committees. Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors.

RESIGNATION OF DIRECTOR

      On December 20, 2004, subsequent to the Acquisition described in the Section "History" of "ITEM 1 - DESCRIPTION OF BUSINESS", Art Malone, Jr. resigned as the Company's Chief Executive Officer, Chief Financial Officer and any other officer capacity. Mr. Malone resigned as a Director of the Company on January 28, 2005.

      The resignations were not the result of any known disagreements with the Company on any matter relating to the Company's operations, policies or practices.

APPOINTMENT OF NEW DIRECTORS

      The Board of Directors, effective upon Mr. Malone's resignation on December 20, 2004, appointed Jingan Wang as Chief Executive Officer and President, Sanding Tao as Chief Financial Officer, and Xinwen Hou as Secretary and a Director. The Board of Directors appointed the following persons to fill the vacancies on the Board created by the resignations of the previous directors:

      Jingan Wang
      Sanding Tao
      Junqi Zhang

      However, the appointments of Jingan Wang, Sanding Tao and Junqi Zhang are subject to a 10-day period pending Securities and Exchange Commission approval of an Information Statement filed on December 29, 2004 pursuant to Rule 14f-1 promulgated under the Securities Exchange Act of 1934.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Jingan Wang

      Mr. Jingan Wang, age 44, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. In 2004, he was awarded "the Entrepreneur of the Year" by the Xian Hi Tech Development Zone. Mr. Wang is also a certified public accountant.

      Sanding Tao

      Mr. Sanding Tao, age 36, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology Inc. Mr. Tao is a graduate of Chinese Southern Financial College.

Xinwen Hou

      Mr. Xinwen Hou, age 36,Director and Secretary of the Company, currently also serves as Assistant to the President and as Company Secretary for Huifeng Biochemistry Joint Stock Company ("Huifeng") in Xian, China. Mr. Hou held various leadership positions in different public companies in China before he joined Huifeng in January 2004. From 1997 - 2003, Mr. Hou served as Company Secretary for De Li Bang Pharmaceutical Inc., which is listed on China's A share stock exchange. He is also a reputable economist. He graduated from Xian Transportation University with a major in Business Administration.

         The following table summarizes the information of the directors and executive officers of our Company:

Name                   Position                           Date Of Appointment
----                   --------                           -------------------
Jingan Wang            Chief Executive Officer            December 20, 2004
Sanding Tao            Chief Financial Officer            December 20, 2004
Xinwen Hou             Director and Secretary             December 20, 2004

INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling 1934 persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

      CODE OF ETHICS

      The Company has not yet adopted a code of ethics, but intends to do so in the very immediate future.

ITEM 10.      EXECUTIVE COMPENSATION

      The executives of the Company received no compensation from the Company for the fiscal year ending December 31, 2005. The Company currently has no agreements for compensation of its executive, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of common stock as of April 13, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name                    Position Held                                               Shares Owned       % Owned
----                    -------------                                               ------------       -------
Jingan Wang             Chief Executive Officer                                        37,299,843      39.85%
Sanding Tao             Chief Financial Officer                                         3,633,102       3.88%

Xinwen Hou              Director and Secretary                                          3,633,102       3.88%
Xian Renfeng Investment Ltd. Co.                                                        9,284,593       9.92%

All directors and executive officers as a group                                        44,566,047      47.61%

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

      The Company borrowed funds from Art Malone, Jr., its former sole officer and director for payment of operating expenses. As a result, during the three month period ended June 30, 2004 the Company issued 6,232,290 shares of its common stock to him as repayment for his cash advances and reimbursement for his services that had accumulated to an amount of approximately $350,000.

      During the three month period ended September 30, 2004, the Company borrowed an additional $9,600 from Art Malone, Jr. Subsequent to the Acquisition described in the Section "History" of "ITEM 1 - DESCRIPTION OF BUSINESS", Art Malone, Jr. waived his claims on the $9,600 loan to the Company.

      The  Company  had  advanced  funds   totaling   $62,493  and  $632,210  to
stockholders as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

      Stockholders had also advanced funds totaling $193,433 and $32,772 to the Company as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

      The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest; the Note is convertible into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest.

ITEM 13.      EXHIBITS

3.1.     Articles of Incorporation (1) 3.2 By Laws (1)

3.3      Certificate of Amendment to Articles of Incorporation

10.1 Stock Purchase Agreement dated as of December 20, 2004 by and among Art Malone, Jr., Zhi Lan Wang and Jun Lin (2)

10.2 Agreement and Plan of Reorganization dated as of December 20, 2004 by and among Secured Data, Inc., Northwest Bio-Technic Inc., and the shareholders of Northwest Bio- Technic Inc.; and Convertible Promissory Note (2)

31.1     Sarbanes Oxley Section 302 Certification of Chief Executive Officer

31.2     Sarbanes Oxley Section 302 Certification of Chief Financial Officer

32.1     Sarbanes Oxley Section 906 Certification of Chief Executive Officer

32.2     Sarbanes Oxley Section 906 Certification of Chief Financial Officer

(1) Incorporated by reference from the registration statement on form SB-2 filed on or about July 28, 2000.

(2) Incorporated by reference from the current report on form 8-K filed on or about December 27, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004: $ 40,000   -   Jimmy C. H. Cheung & Co.

2003: $ 5,000    -   Epstein, Weber & Conover, PLC

AUDIT-RELATED FEES

For fiscal 2004 and 2003, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

      The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2004: $0       -   Jimmy C. H. Cheung & Co.

2003: $3,350   -   Epstein, Weber & Conover, PLC

AUDIT COMMITTEE

The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2004 are pre-approved by the audit committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 2005                                    By: /s/ Jingan Wang
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                                                   DATE
---------                    -----                                                                   ----
/s/ Jingan Wang              Chairman and Chief Executive Officer (Principal Executive Officer)      April 15, 2005

/s/ Sanding Tao              Chief Financial Officer (Principal Financial Officer)                   April 15, 2005

/s/ Xinwen Hou               Secretary, Director                                                     April 15, 2005

                               SECURED DATA, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

                       SECURED DATA, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                     Pages
------------------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                                F-1
------------------------------------------------------------------------------------------
Balance Sheet as of December 31, 2004 (Consolidated)                                   F-2
------------------------------------------------------------------------------------------
Statements of Operations and Comprehensive loss for the years ended December 31, 2004
(Consolidated) and 2003                                                                F-3
------------------------------------------------------------------------------------------
Statements of Stockholders' Equity for the years ended December 31, 2004 (Consolidated)
and 2003                                                                               F-4
------------------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2004 (Consolidated)
and 2003                                                                               F-5
------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements as of December 31, 2004              F-6 - F-13
------------------------------------------------------------------------------------------

[LOGO]

Jimmy C.H. Cheung & Co
Certified Public Accountants
(A member of Kreston International)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Secured Data, Inc. and Subsidiaries

We have audited the accompanying balance sheet of Secured Data, Inc. and subsidiaries as of December 31, 2004 (consolidated) and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2004 (consolidated) and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Data, Inc. and subsidiaries, as of December 31, 2004 (consolidated), and the results of its operations and its cash flows for the years ended December 31, 2004
(consolidated) and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company had a net loss of $718,444, an accumulated deficit of $2,532,812 and a working capital deficiency of $342,854 and used cash in operations of $1,025.077. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: April 12, 2005

         304 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong
 Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
                      Website: http://www.jimmycheungco.com

                       SECURED DATA, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

                                     ASSETS
                                                                              2004
                                                                          -----------

CURRENT ASSETS
    Cash and cash equivalents                                             $   167,511
    Accounts receivable, net of allowances                                    104,144
    Inventories, net                                                        1,302,025
    Due from stockholders                                                      62,493
    Other receivables                                                         335,058
                                                                          -----------
        Total Current Assets                                                1,971,231

PROPERTY AND EQUIPMENT, NET                                                   879,503

LAND USE RIGHTS, NET                                                          133,974

OTHER ASSETS
    Investment in affiliate                                                    31,190
                                                                          -----------
TOTAL ASSETS                                                              $ 3,015,898
                                                                          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $    56,454
    Other payables and accrued expenses                                       145,191
    Value added tax payables                                                   12,323
    Income tax and other tax payables                                           6,684
    Convertible note payable                                                1,900,000
    Due to stockholders                                                       193,433
                                                                          -----------
                                                                          -----------
        Total Current Liabilities                                           2,314,085
                                                                          -----------

COMMITMENTS AND CONTINGENCIES                                                      --

MINORITY INTEREST                                                              58,915
                                                                          -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued and outstanding                                                --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                               93,605
    Additional paid-in capital                                              3,082,105
    Retained earnings (deficit)
      Unappropriated                                                       (2,540,062)
      Appropriated                                                              7,250
                                                                          -----------
        Total Stockholders' Equity                                            642,898
                                                                          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 3,015,898
                                                                          ===========


    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

                                                                                                         2004
                                                                                                (Consolidated)            2003
                                                                                                  ------------    ------------
NET SALES                                                                                         $  2,478,763    $    715,859

COST OF SALES                                                                                       (2,235,189)       (683,430)
                                                                                                  ------------    ------------

GROSS PROFIT                                                                                           243,574          32,429
                                                                                                  ------------    ------------

OPERATING EXPENSES
    Selling expenses and distribution expenses                                                          41,569          49,833
    General and administrative expenses                                                                914,056          41,729
    Depreciation and amortization                                                                        9,012           5,543
                                                                                                  ------------    ------------
           Total Operating Expenses                                                                    964,637          97,105
                                                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                                                  (721,063)        (64,676)

OTHER INCOME (EXPENSES)
    Equity in loss of affiliate                                                                           (211)             --
    Interest income, net                                                                                 1,260          51,762
    Other income, net                                                                                      711             272
                                                                                                  ------------    ------------
           Total Other Income                                                                            1,760          52,034

                                                                                                  ------------    ------------
LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST                                               (719,303)        (12,642)

INCOME TAX EXPENSE                                                                                      (7,503)             --

MINORITY INTEREST                                                                                        8,362           6,606
                                                                                                  ------------    ------------

NET LOSS                                                                                              (718,444)         (6,036)

OTHER COMPREHENSIVE  LOSS
    Foreign currency translation loss                                                                       --              --
                                                                                                  ------------    ------------

COMPREHENSIVE LOSS                                                                                $   (718,444)   $     (6,036)
                                                                                                  ============    ============

Net loss per share-basic and diluted                                                              $      (0.01)   $         --
                                                                                                  ============    ============

Weighted average number of shares outstanding during the year-
    basic and diluted                                                                               81,123,434      80,235,590
                                                                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003


                                                                                                     Additional  Unappropriated
                                                 Preferred Stock             Common Stock               paid-in        retained
                                             Shares         Amount       Shares         Amount          capital         deficit
                                           -----------   -----------   -----------   -----------    -----------    ------------
Balance at January 1, 2003                               $        --    80,735,590   $    80,736    $ 4,446,260    $(1,808,415)

Net loss for the year                                             --            --            --             --         (6,036)
                                           -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2003                        --            --    80,735,590        80,736      4,446,260     (1,814,451)

Net loss for the year                                             --            --            --             --       (718,444)

Transfer from retained earnings to
    statutory and staff welfare reserves                          --            --        (7,167)         7,167             --

Recapitalization                                                  --    12,869,368        12,869     (1,364,155)            --
                                           -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2004
(consolidated)                                      --   $        --    93,604,958   $    93,605    $ 3,082,105    $(2,540,062)
                                           -----------   -----------   -----------   -----------    -----------    -----------
                                            Appropriated
                                                retained
                                                earnings      Total
                                             -----------   -----------
Balance at January 1, 2003                   $        83     2,718,664

Net loss for the year                                 --        (6,036)
                                             -----------   -----------
Balance at December 31, 2003                          83     2,712,628

Net loss for the year                                 --      (718,444)

Transfer from retained earnings to
    statutory and staff welfare reserves

Recapitalization                                      --    (1,351,286)
                                             -----------   -----------
Balance at December 31, 2004
(consolidated)                               $     7,250       642,898
                                             -----------   -----------



    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED) AND 2003

                                                                   2004
                                                           (Consolidated)          2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $  (718,444)   $    (6,036)
    Adjusted to reconcile net loss to cash provided
       by (used in) operating activities:
       Depreciation and amortization - cost of sales              85,085         72,185
       Depreciation and amortization                               9,012             --
       Equity in loss of affiliate                                   211             --
       Minority interest                                          (8,362)        (6,606)
    Changes in operating assets and liabilities
       (Increase) decrease in:
       Accounts receivable, net                                  122,023       (178,863)
       Inventories, net                                         (405,019)       319,450
       Other receivables                                        (236,920)       (69,131)
       Increase (decrease) in:
       Accounts payable                                            7,194        (15,876)
       Other payables and accrued expenses                       101,234        (24,423)
       Value added tax payables                                   12,323             --
       Income tax and other taxes payable                          6,586             --
                                                             -----------    -----------
       Net cash (used in) provided by operating activities    (1,025,077)        90,700
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                 506,774             --
    Purchase of property and equipment                          (305,070)       (19,134)
    Investment in affiliate                                      (31,401)            --
    Acquisition of land use rights                              (134,661)            --
                                                             -----------    -----------
       Net cash provided by (used in) investing activities        35,642        (19,134)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in note payable                                    (241,642)            --
    Decrease (increase) in due from stockholders                 569,717       (133,421)
    Issuances of common stock in recapitalization                548,714         59,806
    Increase (decrease) in due to stockholders                   184,354        (99,317)
                                                             -----------    -----------
       Net cash provided by (used in) financing activities     1,061,143       (172,932)
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              71,708       (101,366)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    95,803        197,169
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   167,511    $    95,803
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
    Income taxes                                             $    (7,503)   $        --
                                                             ===========    ===========

    Interest expenses                                        $        --    $    (2,152)
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company issued 80,735,590 shares of common stock with a fair value of $17,761,830 for 30% of the common stock of Northwest.

During 2004, the Company issued a Convertible Promissory Note of $1,900,000 for 70% of the common stock of Northwest.

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A)  Organization

          Secured Data, Inc. ("Secured Data") is a US listed company which was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc.

          Northwest Bio-Technic Inc. ("Northwest") was incorporated in the British Virgin Islands ("BVI") on June 25, 2004. Xian Huifeng Biochemistry Joint-Stock Company Limited ("Huifeng Biochemistry") was incorporated in the People's Republic of China ("PRC") on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC.

          Huifeng Biochemistry produces plant extracts and bio-chemical products used as pharmaceutical raw materials in the PRC. Most of its products are distributed within the PRC and some European countries.

          On August 23, 2001, Huifeng Biochemistry established a 70% owned subsidiary, Xian Huifeng Biochemistry Engineering Company Limited ("Huifeng Engineering") in the PRC with a registered capital of $265,778. The subsidiary has no operations since its incorporation.

          On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited ("Huifeng Pharmaceutical"), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%.

          During 2004, Huifeng Biochemistry's shareholders exchanged 100% of their ownership of Huifeng Biochemistry for 500,000 shares of Northwest under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical shareholders and share common management.

          On December 20, 2004, pursuant to a Stock Purchase Agreement, a Secured Data shareholder sold 7,229,601 shares in Secured Data to two Northwest shareholders for $300,000. On the same date, Secured Data entered into an Agreement and Plan of Reorganization with the shareholders of Northwest to exchange 30% of Northwest's outstanding shares for 80,735,590 shares of Secured Data. In addition, the Agreement calls for Secured Data to issue a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Secured Data for the remaining 70% of Northwest. As of April 11, 2005, the Convertible Note has not been exercised.

          The exchange of shares with Northwest and the issuance of the Convertible Promissory Note to Northwest `s shareholders have been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Northwest obtained control of the consolidated entity ("Secured Data"). Accordingly, the merger of Secured Data and Northwest has been recorded as a recapitalization by Northwest, with Northwest being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Secured Data, Northwest, Huifeng Biochemistry and Huifeng Engineering are hereafter referred to as (the "Company"). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer
          ("Northwest") and as a reorganization by the accounting acquiree ("Secured Data").

          Accordingly, the financial statements include the following:

          (1) Thebalance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

          (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

     (B)  Use of estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (C)  Principles of consolidation

          The accompanying 2004 consolidated financial statements include the accounts of Secured Data and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 86.7% owned subsidiary Huifeng Pharmaceutical from the date of its acquisition on June 16, 2004 to the date of its dilution in November 10, 2004. The Company accounts for its investment in Huifeng Pharmaceutical from November 11, 2004 to December 31, 2004 under the equity method of accounting. The accompanying 2003 financial statements include the accounts of Huifeng Biochemistry and its 70% owned subsidiary Huifeng Engineering. Minority interest represents the minority shareholders' proportionate share of Huifeng Engineering and Huifeng Pharmaceutical. All significant inter-company balances and transactions have been eliminated in consolidation.

     (D)  Cash and cash equivalents

          For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

     (E)  Accounts receivable

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customer and current relationships with them. As of December 31, 2004 the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

     (F)  Inventories

          Inventories are stated at the lower of cost or market value, cost being determined on a first in, first out method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

     (G)  Property and equipment

          Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

          Depreciation is provided on a straight-line basis, less estimated residual value over the assets' estimated useful lives. The estimated useful lives are as follows:

          Plant and machinery                        10 Years
          Motor vehicles                             10 Years
          Furniture, fixtures and equipment           5 Years

          Land use rights are stated at cost, less accumulated amortization. The land use rights are amortized over the term of the relevant rights of 50 years from the date of acquisition.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

     (H)  Long-lived assets

          The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash follows related to the long-lived assets.

     (I)  Fair value of financial instruments

          Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

     (J)  Revenue recognition

          The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

     (K)  Income taxes

           The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized fort the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

           PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company's subsidiaries being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15%. The income tax expenses for 2004 and 2003 were $7,503 and $0 respectively.

     (L)  Foreign currency translation

          The functional currency of the Company is the Chinese Renminbi ("RMB"). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

     (M)  Comprehensive loss

          The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive loss in the statements of operations and stockholders' equity. Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003.

     (N)  Loss per share

          Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2004 and 2003.

     (O)  Segments

          The  Company  operates  in  only  one  segment,   thereafter   segment
          disclosure is not presented.

     (P)  Recent Accounting Pronouncements

          Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4 SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," and SFAS No. 123 (revised 2004), "Share-Based Payment," were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.


2.   ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2004 consisted of the following:

                                                                       2004
                                                                   --------

     Accounts receivable                                           $104,144
     Less: allowance for doubtful accounts                               --
                                                                   --------
     Accounts receivable, net                                      $104,144
                                                                   ========

     As of December 31, 2004 and 2003, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

                      SECURED DATA, INC. AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

3.   INVENTORIES

     Inventories at December 31, 2004 consisted of the following:

                                                                       2004
                                                                 ----------

     Raw materials                                               $1,047,780
     Work-in-progress                                                11,917
     Finished goods                                                 242,327
                                                                 ----------
                                                                  1,302,025
     Less: provision of obsolescence                                     --
                                                                 ----------
                                                                 $1,302,025
                                                                 ==========

     For the year ended December 31, 2004 and 2003, the Company did not have any obsolete inventories.

4.   PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2004:

                                                                          2004
                                                                    ----------

     Plant and machinery                                            $  769,476
     Motor vehicles                                                     87,262
     Furniture and office equipment                                     20,251
     Construction in progress                                          286,038
                                                                    ----------
                                                                     1,163,027
     Less: accumulated depreciation                                    283,525
                                                                    ----------
     Property and equipment, net                                    $  879,503
                                                                    ==========

     Depreciation expenses for the years ended December 31, 2004 and 2003 were $93,411 and $72,185 respectively.

5.   INVESTMENT IN AFFILIATE

     On June 16, 2004, the Company's subsidiary Northwest Bio-Technic Inc. ("Northwest") acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited ("Huifeng Pharmaceutical"), which owns licenses to manufacture two pharmaceutical products in the PRC. The balance of 13.3% is held by a stockholder of the Company. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%.

     A summary of the unaudited financial statements of the affiliate as of December 31, 2004 is as follows:

     Current assets                                               $ 425,641
     Non-current assets                                               1,085
                                                                  ---------
     Total assets                                                   426,727
                                                                  =========

     Current liabilities                                              4,831
     Stockholders' equity                                           421,896
                                                                  ---------
     Total liabilities and stockholders' equity                   $ 426,727
                                                                  =========

     Revenue                                                      $      --
                                                                  =========

     Net loss from November 11, 2004 to December 31, 2004              (810)
                                                                  =========
     The Company's share of the loss for 2004 :
     Company share at 26% and equity in loss of affiliate         $    (211)
                                                                  =========

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2004 (CONSOLIDATED

6.   OTHER PAYABLES AND ACCRUED EXPENSES

     Other payables and accrued liabilities at December 31, 2004 consist of the following:

                                                        2004
                                                    --------

     Other payables                                 $ 24,640
     Accrued expenses                                113,599
     Deposits received from customers                  6,952
                                                    --------
                                                    $145,191
                                                    ========

7.   CONVERTIBLE NOTE PAYABLE

      Note payable at December 31, 2004 consists of the following:

                                                        2004
                                                  ----------

     Convertible Promissory Note                  $1,900,000
                                                  ----------

     Pursuant to a Convertible Promissory Note, the Company promises to pay to Shareholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5% per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 day year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company's restricted common stock at $0.1815 per share, provided a require 1 for 18 reverse stock split of the common stock has been effected. As of April 11, 2005, the Convertible Promissory Note has not been exercised.

8.   COMMITMENTS AND CONTINGENCIES

     (A)  Employee benefits

          The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $3,607 and $4,508 for the years ended December 31, 2004 and 2003, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

     (B)  Commitments

          The Company occupies office space from a third party under an operating lease which expires on March 2006 at a quarterly rental of $3,080. Accordingly, for 2004 and 2003, the Company recognized rental expense for this space in the amount of $12,319 and $12,319, respectively.

          As of December 31, 2004, the Company has outstanding commitments with respect to non-cancelable operating leases, which are due as follows:

          2005                                       $12,319
          2006                                         3,080
                                                     -------
                                                     $15,399
                                                     =======

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

9.   SHAREHOLDERS' EQUITY

     (A)  Stock issuances

          On December 20, 2004 the Company entered into an Agreement and Plan of Reorganization with Northwest Bio-Technic Inc ("Northwest") to acquire 100% of Northwest equity. The Company issued 80,735,590 shares in exchange for 30% of Northwest's outstanding shares.

          The Company has authorized up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2004 there are no issued series or shares of preferred stock.

     (B)  Appropriated retained earnings

          The Company is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

          During 2004 and 2003, the Company appropriated $7,167 and $83, respectively to the reserves funds based on its net income under PRC GAAP.

10.  RELATED PARTY TRANSACTIONS

     The  Company  had  advanced   funds   totaling   $62,493  and  $632,210  to
     stockholders as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

     Stockholders had also advanced funds totaling $193,433 and $32,772 to the Company as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

     During 2004, the Company issued 6,232,290 shares of common stock having a fair value of $349,008 at $0.056 to a shareholder as repayment of cash advances of $373,937 to operate the Company's business. The Company recognized operating expenses of $373,937 as of December 31, 2004.

     The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest, the Note is convertible into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest.

     See Note 1 (A) for transactions with Northwest and its subsidiaries.

11. CONCENTRATIONS AND RISKS

     During 2004 and 2003, 100% of the Company's assets were located in China and 90% of the Company's revenues were derived from companies located in China.

     The Company relied on two customers for approximately $790,217 and $802,324 respectively representing in aggregate 63% of sales for the year ended December 31, 2004, and three customers for approximately $78,865, $129,710 and 170,870 respectively representing in aggregate 58% of sales for the year ended December 31, 2003. At December 31, 2004 and 2003, accounts receivable from those customers totaled $32,119 and $149,814 respectively.

     The Company also relied on four suppliers for approximately $443,718, $269,547, $288,832 and $339,895 respectively representing in aggregate 62% of purchases for the year ended December 31, 2004, and three suppliers for approximately $107,789, $146,781 and $148,827 respectively representing in aggregate 72% of purchases for the year ended December 31, 2003. At December 31, 2004 and 2003, accounts payable to those two suppliers totaled $1,182 and $41,472 respectively.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS

                     AS OF DECEMBER 31, 2004 (CONSOLIDATED)

12. GOING CONCERN

     As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,532,812 at December 31, 2004 which includes a net loss of $718,444 for the year ended December 31, 2004. The Company's current liabilities exceed its current assets by $342,854 and the Company used cash in operation of $1,025,077. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.