Form 10QSB
period 2005-03-31
SECURED DATA INC /NV/
filed 2005-05-20
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                                   For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________


                        Commission file number: 000-32253

                               SECURED DATA, INC.
--------------------------------------------------------------------------------
                     (formerly known as Secured Data, Inc.)
           (Name of Small Business Issuer as specified in its Charter)

              Nevada                                    87-0650264
 ---------------------------------        ------------------------------------
   (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                   16B/F Ruixin Road Bldg. No. 25 Gaoxin Road
                      Xi An 710075 Shaanxi Province, China
              -----------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of the registrant's common equity as of May 18, 2005, was 93,604,958 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2005 (unaudited)

         Statements of Operations for the three-month period Ended March 31, 2005 (unaudited)

         Statements of Cash Flows for the three-months ended March 31, 2005 (unaudited)

         Notes to the Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Series Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6:  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                         ASSETS           March 31, 2005     December 31,
                                                                            (Unaudited)          2004
                                                                          --------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                             $      219,303    $      167,511
    Accounts receivable, net of allowances                                       504,967           104,144
    Inventories, net                                                           1,325,367         1,302,025
    Tax receivable                                                                 3,407                --
    Due from stockholders                                                        272,324            62,493
    Due from an associate                                                      1,665,459                --
    Other receivables                                                            371,054           335,058
                                                                          --------------    --------------
        Total Current Assets                                                   4,361,881         1,971,231

PROPERTY AND EQUIPMENT, NET                                                      862,080           879,503

LAND USE RIGHTS, NET                                                             133,288           133,974

OTHER ASSETS
    Investment in affiliate                                                       31,078            31,190
                                                                          --------------    --------------
TOTAL ASSETS                                                              $    5,388,327    $    3,015,898
                                                                          --------------    --------------


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $       77,562    $       56,454
    Other payables and accrued expenses                                          162,472           145,191
    Value added tax payables                                                          --            12,323
    Income tax and other tax payables                                              6,899             6,684
    Convertible note payable                                                   1,900,000         1,900,000
    Due to stockholders                                                           73,868           193,433
                                                                          --------------    --------------
        Total Current Liabilities                                              2,220,801         2,314,085
                                                                          --------------    --------------

COMMITMENTS AND CONTINGENCIES                                                         --                --

MINORITY INTEREST                                                                 56,832            58,915
                                                                          --------------    --------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued and outstanding                                                   --                --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                                  93,605            93,605
    Additional paid-in capital                                                 5,497,563         3,082,105
    Retained earnings (deficit)
      Unappropriated                                                          (2,487,724)       (2,540,062)
      Appropriated                                                                 7,250             7,250
                                                                          --------------    --------------
        Total Stockholders' Equity                                             3,110,694           642,898
                                                                          --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    5,388,327    $    3,015,898
                                                                          --------------    --------------



    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    For the Three     For the Three
                                                                    Months Ended      Months Ended
                                                                    March 31, 2005    March 31, 2004
                                                                    --------------    --------------
NET SALES                                                           $      926,538    $      533,619

COST OF SALES                                                             (816,815)         (462,086)
                                                                    --------------    --------------

GROSS PROFIT                                                               109,723            71,533
                                                                    --------------    --------------

OPERATING EXPENSES
    Selling expenses and distribution expenses                              16,394             7,522
    General and administrative expenses                                     42,076             8,800
    Depreciation and amortization                                           17,393            12,987
                                                                    --------------    --------------
           Total Operating Expenses                                         75,863            29,309
                                                                    --------------    --------------

INCOME FROM OPERATIONS                                                      33,860            42,224

OTHER INCOME (EXPENSE)
    Equity in loss of affiliate                                               (112)               --
    Interest income, net                                                        49               166
    Other income (expense), net                                             42,270            (1,107)
                                                                    --------------    --------------
           Total Other Income (expense)                                     42,207              (941)

                                                                    --------------    --------------
PROFIT FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST                   76,067            41,283

INCOME TAX EXPENSE                                                         (25,812)          (14,049)

MINORITY INTEREST                                                            2,083             2,110
                                                                    --------------    --------------

NET INCOME                                                                  52,338            29,344

OTHER COMPREHENSIVE  INCOME
    Foreign currency translation loss                                           --                --
                                                                    --------------    --------------

COMPREHENSIVE INCOME                                                $       52,338    $       29,344
                                                                    --------------    --------------

Net income per share-basic and diluted                              $           --    $           --
                                                                    --------------    --------------

Weighted average number of shares outstanding during the period -
    basic and diluted                                                   93,604,958        80,235,590
                                                                    --------------    --------------



    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          For the Three     For the Three
                                                                          Months Ended      Months Ended
                                                                          March 31, 2005    March 31, 2004
                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $       52,338    $       29,344
    Adjusted to reconcile net loss to cash provided
       by (used in) operating activities:
       Depreciation and amortization - cost of sales                              56,221            17,167
       Depreciation and amortization                                              17,393            12,987
       Equity in loss of affiliate                                                   112                --
       Minority interest                                                          (2,083)           (2,110)
    Changes in operating assets and liabilities (Increase) decrease in:
       Accounts receivable                                                      (400,823)           87,860
       Inventories                                                               (23,342)          110,539
       Tax receivable                                                             (3,407)               --
       Other receivables                                                         (35,996)         (611,552)
       Increase (decrease) in:
       Accounts payable                                                           21,108              (837)
       Other payables and accrued expenses                                        17,281            13,784
       Value added tax payables                                                  (12,323)           40,085
       Income tax and other taxes payable                                            215             8,337
                                                                          --------------    --------------
       Net cash used in operating activities                                    (313,306)         (294,396)
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                      --           506,774
    Purchase of property and equipment                                           (55,505)           (1,779)
                                                                          --------------    --------------
       Net cash (used in) provided by investing activities                       (55,505)          504,995
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Increase) decrease in due from stockholders                                (209,831)              249
    Increase in due from an associate                                         (1,665,459)               --
    Registered capital appropriation                                           2,415,458                --
    Decrease in notes payable                                                         --          (241,642)
    Decrease in due to stockholders                                             (119,565)               --
                                                                          --------------    --------------
       Net cash provided by (used in) financing activities                       420,603          (241,393)
                                                                          --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              51,792           (30,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 167,511            95,803
                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $      219,303    $       65,009
                                                                          --------------    --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                                          $           --    $           --
                                                                          --------------    --------------

    Interest expenses                                                     $           --    $           --
                                                                          --------------    --------------


    The accompanying notes are an integral part of these financial statements

                               SECURED DATA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2005
   -------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Secured Data Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of March 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates.

NOTE 3 - NATURE OF COMPANY

On December 20, 2004, pursuant to an agreement between the Company and Art Malone, Jr. (the "Malone Agreement"), Art Malone, Jr. (the "Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the Company's common stock sold represented approximately 56.18% of the total outstanding shares of common stock of the Company. Immediately thereafter, on December 20, 2004 SCRE completed a Northwest Agreement, of which the Company initially purchased 30% of the common shares of NBTI in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the Company's common stock sold represented approximately 86.3% of the total outstanding stock of the Company. The Exchange resulted in a change of voting control of the Company.

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition for SCRE and its subsidiaries and financial activity of NBTI prior to the acquisition. We will continue the business operations conducted by NBTI. All of the information contained in the discussion of the Company's operations in this section takes into account the historical business of NBTI, not Secured Data.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There was no dilutive security or common stock equivalent outstanding as of March 31, 2005.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, advances to suppliers, other receivables accounts payable, short-term bank loans, customer deposits, taxes payable, other payables and accrued expenses and debt, approximates their fair value at March 31, 2005 and December 31, 2004 due to the relatively short-term nature of these instruments.

NOTE 6 - INVESTMENT IN AFFILIATE

On June 16, 2004, the Company's subsidiary Xian Huifeng Biochemistry Joint-Stock Company Limited ("Huifeng Biochemistry") acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited ("Huifeng Pharmaceutical"), which owns licenses to manufacture two pharmaceutical products in the PRC. The balance of 13.3% is held by a stockholder of the Company. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. See note 8.

A summary of the unaudited financial statements of the affiliate as of March 31, 2005 and December 31, 2004 is as follows:

                                                           2005
                                                        (Unaudited)           2004
                                                       --------------    --------------
Current assets                                         $      434,181    $      425,641
Non-current assets                                          1,652,740             1,085
                                                       --------------    --------------
Total assets                                                2,086,921           426,727
                                                       --------------    --------------
Current liabilities                                         1,665,459             4,831
Stockholders' equity                                          421,462           421,896
                                                       --------------    --------------
Total liabilities and stockholders' equity             $    2,086,921    $      426,727
                                                       --------------    --------------
Revenue                                                $           --    $           --
                                                       --------------    --------------
Net loss from November 11, 2004 to December 31, 2004               --              (810)
                                                       --------------    --------------
Net loss from January 1, 2005 to March 31, 2005                  (433)               --
                                                       --------------    --------------

The Company's share of the loss for the period :
Company share at 26% and equity in loss of affiliate   $         (112)   $         (211)
                                                       --------------    --------------

NOTE 7 - CAPITAL CONTRIBUTION

During the three months ended March 31, 2005, the Company's subsidiary Xian Huifeng Biochemistry Joint-Stock Company Limited ("Huifeng Biochemistry") contributed $2,415,459 to its registered capital.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had advanced funds totaling $272,324 and $62,493 to stockholders as of March 31, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

Stockholders had also advanced funds totaling $73,868 and $193,433 to the Company as of March 31, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

During the quarter the Company advanced funds totaling $1,665,459 to its 26% associate, Xian Huifeng Pharmaceutical Co. Ltd, of which $1,654,589 was advanced for the purpose of increasing, subject to the PRC Government approval, the Company's investment in the affiliate. When approved, the Company will increase its interest in the affiliate from 26% to 80.2%.


NOTE 9 - FOREIGN CURRENCY CONVERSION

The Company's financial information is presented in US dollars. People's Republic of China currency (Renminbi), the functional currency of the Company, has been converted into US dollars at the exchange rate of 8.28 to 1.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "SCRE believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of SCRE and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis or Plan of Operation". The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

On December 20, 2004, pursuant to an agreement between the Company and Art Malone, Jr. (the "Malone Agreement"), Art Malone, Jr. (the "Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the Company's common stock sold represented approximately 56.18% of the total outstanding shares of common stock of the Company. Immediately thereafter, on December 20, 2004 SCRE completed a Northwest Agreement, of which the Company initially purchased 30% of the common shares of NBTI in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the Company's common stock sold represented approximately 86.3% of the total outstanding stock of the Company. The Exchange resulted in a change of voting control of the Company.

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition for SCRE and its subsidiaries and financial activity of NBTI prior to the acquisition. We will continue the business operations conducted by NBTI. All of the information contained in the discussion of the Company's operations in this section takes into account the historical business of NBTI, not Secured Data.

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

The Company does not have any reserves against its accounts receivable or inventories at March 31, 2005 and 2004. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

      3.    The seller's price to the buyer is fixed or determinable; and

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                               Three Months Ended
                                       March 31, 2005     March 31, 2004
                                       --------------     -------------

Revenues                                      100.00%               100%
Cost of Revenues                              (88.16%)           (86.59%)
Gross Margin                                   11.84%             13.41%
General and administrative expenses            (4.54%)            (1.65%)
Selling and distribution expenses              (1.77%)            (1.41%)
Depreciation and amortization                  (1.88%)            (2.43%)
Equity in loss of affiliate                    (0.01%)             0.00%
Interest income, net                            0.00%              0.03%
Other income (expense), net                     4.56%             (0.21%)
Income tax expenses                            (2.79%)            (2.63%)
Minority interest                               0.22%              0.40%
Net income                                      5.65%              5.50%


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the three months ended March 31, 2005 were $926,538, an increase of $392,919 from $533,619 for the three months ended March 31, 2004. Our increases in sales revenues in the first quarter of 2005 over the first quarter of 2004 were mainly attributable to the increase in our sales of Rutin related products. The increase in demand for Rutin related products in China created a substantial market for Rutin and resulted in increased sales of our Rutin products in the first quarter of 2005 as compared to the first quarter of 2004.

Cost of revenues for the three months ended March 31, 2005 were $816,815, an increase of $354,729 from $462,086 for the three months ended March 31, 2004. Compared to the first quarter of 2005, the increase in cost of sales of our products was because of our increase in sales revenue in the first quarter of 2005 as compared to the first quarter of 2004. However, the increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin decreased in the first quarter of 2005 as compared to the first quarter of 2004.

Our gross profit margin for the three months ended March 31, 2005 deteriorated from 13.4% for the first three months of 2004 to 11.8% for the first three months of 2005. This slight decrease was a result of slight operational inefficiencies which varied from quarter to quarter during the normal course of production.

Gross margin for the three months ended March 31, 2005 was $109,723, an increase of $38,190 from $71,533 for the three months ended March 31, 2004.

General and Administrative Expenses

General and Administrative expenses totaled $42,076 for the three months ended March 31, 2005, an increase of $33,276 from $8,800 for the three months ended March 31, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses in Huifeng and SCRE as a result of an increase in business activities.

Selling and Distribution Expenses

Selling and distribution expenses totaled $16,394 for the three months ended March 31, 2005, an increase of $8,872 from $7,522 for the three months ended March 31, 2004. The Company had increased its expenses in sales and distribution with sales revenue increased in order to support the direct selling activities to industrial customers.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $219,303 at March 31, 2005.

In the three months ended March 31, 2005, our cash used in operating activities totaled $313,306, mainly due to an increase in accounts receivable in the three-month period, which totaled $400,823 and offset the net profit of $52,338. In the three months ended March 31, 2005, cash flow used in investing activities totaled $55,505. Cash flow from financing activities totaled $420,603.

The Company is currently funding its operations from, in addition to sales revenues, loans from shareholders.

Working Capital

Our working capital amounted to $2,141,080 at March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

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

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues and a majority of the expenses in the first three months of 2005 were denominated primarily in Renminbi ("RMB"), the currency of The People's Republic of China. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of the RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings:

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our Company's or our Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.  Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

On March 23, 2005, the Board of Directors unanimously approved and ratified a 1:18 reverse split (the "Reverse Split") of the Company's issued and outstanding common stock and an amendment (the "Amendment") to its Articles of Incorporation changing the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc.", subject to the approval of the Company's stockholders. The record date established by the Board for purposes of determining the number of outstanding shares of voting stock entitled to vote on the Reverse Split and the Amendment was March 23, 2005 (the "Record Date"). On the Record Date, stockholders owning 53,850,640 shares of Common Stock, or approximately 57.5% of the issued and outstanding shares of Common Stock, approved the Reverse Split and the Amendment by action taken without a meeting in accordance with Nevada law. No further vote of our stockholders was required.

As a result, the Company filed a preliminary information statement pursuant to
Section 14(c) of the Securities Exchange Act of 1934 on March 23, 2005 in connection with the approval by a majority of the stockholders of (i) an amendment to its Articles of Incorporation effecting the Reverse Split and (ii) the Amendment.

On the effective date of the Reverse Split the number of issued and outstanding shares of common stock of the Company will be reduced from a total of 93,604,958 shares which were outstanding on the Record Date, to approximately 5,200,275 shares.

When filed with the Nevada Secretary of State, the Amendment will change the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc."

However, as of the date of this filing, this preliminary information statement was still not approved by the Securities and Exchange Commission.

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

     (b) The following reports on Form 8-K were filed:

      o February 4, 2005 to report the resignation of Art Malone as a director.
      o     March 11, 2005 to report the Transaction.
      o     March 18, 2005 to report the change in accountant.
      o     April 7, 2005 to report the change in accountant.
      o     April 22, 2005 to report the change in accountant.
      o     May 12, 2005 to report the Transaction.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May 2005.


                                                  SECURED DATA, INC.

                                            By:   /s/ JING AN WANG
                                                  -----------------------
                                                  Jing An Wang
                                                  Chief Executive Officer