Form 10KSB/A
period 2004-12-31
SECURED DATA INC /NV/
filed 2005-06-20
CIK 1119951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the annual period ended December 31, 2004

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                               SECURED DATA, INC.

                                 --------------

                 (Name of Small Business Issuer in Its Charter)

            NEVADA                   Commission File No:         87-0650264
(State or other jurisdiction of           000-32253           (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

      Yes |X|   No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2004 were $2,478,763.

      The aggregate market value of the common stock held by non-affiliates as of March 31, 2005 was $2,874,187

      State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity                 Number of Shares Outstanding as of
Securities                                    December 31, 2004
------------------------------                ----------------------------------
Common Stock, $0.001 par value                39,604,958

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

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

      On December 20, 2004, in pursuant to the terms of a Stock Purchase Agreement ("Malone Agreement"), Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of Secured Data, Inc. ("Company") for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals, on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company initially purchased 30% of the common shares of Northwest BioTechnic Inc. ("NBTI"), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004 The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company. Upon conversion of the Promissory Note to common stock, the Company will have sold approximately 95.4% of the total outstanding stock of the Company.

      NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the PRC and is a company engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC. There are no regulatory requirements or other governmental restrictions in the PRC that materially affect the Company's operations, other than normal regulations covering the production of medicinal products discussed under "Government Regulations".

BUSINESS OVERVIEW

      SCRE, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian provinces within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refined technologies and is a major Rutin supplier in world market.

      During 2004 and 2003, 100% of the Company's assets were located in China and 90% of the Company's revenues were derived from companies located in China.

      The Company relied on two customers, Shandong Dai Yu Pharmaceutical Company Limited and Shanxi Hon Lok Company Limited, for an aggregate of approximately 63% of sales for the year ended December 31, 2004. The Company relied on three customers, Shandong Dai Yu Pharmaceutical Company Limited, Shanxi Hon Lok Company Limited and Wan Tat Pharmaceutical Company Limited, for an aggregate of approximately 58% of sales for the year ended December 31, 2003.

      The Company relied on four suppliers, Fengsheng Ren, Zhixiang Gao, Yangling Ai and Feng Li for an aggregate of 62% of purchases for the year ended December 31, 2004. The Company relied on three suppliers, Feng Li, Cungui Zhang and Shuyuan Li for an aggregate of 72% of purchases for the year ended December 31, 2003.

      The technology for producing Rutin is accepted and audited by the State Intellectual Property Bureau of PRC (Patent number: 02114402.8). This patent was also published on the "Invention Patent Communique", volume 18, No 41. We own all the patent rights and are the legal owners of such patent as granted by the Chinese government.

      The extractive process of producing Rutin - "Producing Rutin by Eliminating Enzyme and Mucus" is a patented technology with procedures as follows: proprietary processes are used to purifying raw material by using "Eliminating Enzyme". The extracts are further processed by another extraction procedure through using "Eliminating Mucus" as extraction material. The semi-finished product after the purification and extraction process will be further processed by "Alkali Extraction" and "Acid Deposition" to obtain Rutin, the product produced by us.

      Huifeng emphasized technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine. Our business missions are:

      (a) Obtain Good Manufacturing Practice (GMP) certification that is awarded by the State Food and Drug Administration Bureau of the PRC government for Huifeng's manufacturing facilities for medicine production;

      (b) Building a raw material production site according to "GAP" standard, the certification standard for Chinese traditional medicine that was introduced and regulated by the State Food and Drug Administration Bureau of the PRC government that governs the production process to ensure quality in the production process;

      (c) Building GLP standard, meaning "Medicine Quality System Regulation for Non-Clinic" that was introduced and regulated by the State Food and Drug Administration Bureau of the PRC government and consideredan international standard for laboratories for advanced function of biological molecules development and production; and

      (d) Developing natural cosmetics, health food and beverage using Rutin as raw materials;

      To accomplish the mission set forth in (c) above, the existing physical conditions of the Company's research laboratory needs substantial modifications, including, but not limited to, an increase in the floor area of the laboratory, renovation of the internal set up of the laboratory, the purchase of new laboratory equipment, and to improve the environment to conduct research. It is estimated that a minimum of $120,000 will be required for this modification and the Company intends to implement it after raising funds for the Company,

OUR PRODUCTS

      Huifeng produces a series of Rutin and Rutin related products:

      Pharmaceutical Intermediates

                                     1.    NF11 Rutin (USP standard)
                                     2.    DAB8 DAB9 DAB10 DAB11 Rutin (German
                                           Codex Standard)
                                     3.    Troxerutin (farinaceous
                                           injectioniBoral application)
                                     4.    Quercetin, L-Rhamnone

      Pharmaceutica Material         1.    Venoruton (farinaceous
                                           injectioniBoral application)
                                     2.    Rutin
                                     3.    Berberine Hydrochlorrde
                                     4.    Matrine

      Plant Extractive               1.    Hesperidin
                                     2.    Naringin
                                     3.    Epimedium Extract
                                     4.    Matrine
                                     5.    Pueraria
                                     6.    Siybun Marianum P.E

      The chemical name of Rutin is rue glycoside (Molecular formula:
C27H30O163H2O) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improve the permeability of capillary vessel, and has the properties of:

            1.    Anti - inflammatory;

            2.    Decreasing blood pressure and fat; and

            3.    Mitigating cerebral hemorrhage.

      Also, it has positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury. It is widely used as raw material for heart and cerebra blood vessel medicines as well as additive for cosmetic and functional food. The improvement in living standards in China also stimulates the growth in demand of functional food and natural cosmetics.

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

            o This production site is for extract and supplies raw materials for refining

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

                  o One manufacturing building (including extract workshops, crystallization workshops, communication workshops and packaging workshops),

                  o     One raw materials building

                  o     One boiler

            o The production capacity of the plant is approximately 300 tons/year

      The two production facilities together occupy a total area of approximately 300,000 square feet. The existing utilization rates of the two plants are approximately 60% to70%. The general physical condition of the plants and production facilities of the Company can completely satisfy the production needs of the Company in terms of quantity and production quality for the near future.

      Raw materials and ingredients, such as carbinol and hydrochloric acid that are needed in the manufacturing or refining process during production of our products, are dangerous chemicals that require special handling. Our building for dangerous products is constructed according to the GMP standards. These raw materials are stored separately in our building for dangerous products to avoid or minimize dangers related to storage and applications of these special raw materials and ingredients.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

      All of Huifeng's products are raw materials for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

      For the year ended December 31, 2004, $2,177,478 or 87.8% of our sale revenues was derived from sales of Rutin and Rutin related Pharmaceutical intermediates and material. $301,285 or 12.2% of our sales revenues was derived from sales of plant extracts.

SALES AND MARKETING

      Since the majority of Huifeng's products are raw materials for production of medicines and target customers are mostly industrial clients, Huifeng sells and distributes its products mainly through direct selling to medicine and food manufacturers. Usually customers will place purchase orders directly with the sales and marketing team of Huifeng.

      Refined products and the refining process refers to the refining of raw material into Rutin and Rutin itself is a raw material provided to other pharmaceutical companies and food manufacturers, who are all customers of our Company.

      The organization structure of the sales and marketing team of Huifeng is:
Sales director manages the whole sales team through sales managers and each of the sales managers controls a team of sales supervisors and salesmen.

      Huifeng also participates in distribution and marketing activities that aim at strengthening its ties with existing and new customers. One of the mostly used techniques to expand its distribution network and develop new customers is participating in various domestic and international medicine raw materials exhibitions. Also, Huifeng focuses in improving the quality of products and after-sale services in order to better maintain customer relationships.

COMPETITION

      Huifeng engages in Rutin production in China. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng has not faced substantial competition within China. From time to time there are many small domestic Rutin manufacturers but these companies will not impose a threat to Huifeng's business expansion in China.

      Based on similarity of products, pricing, and production scale, we believe that the major competitor of Huifeng is Sichuan Xietong Pharmaceutical Company Limited ("Xietong"). However, because of what we believe based on our search of publicly available documents to be a lack of technological patents and access to raw materials, we believe that Xietong is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, and retains a rather small portion of its business in raw medicine production. This information is based market information from our customers and our sales and marketing team.

PRINCIPAL OFFICE

      Our principal office is located at FL16B, Ruixin Bldg, NO.25, Gaoxin Rd, Xian China.

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

BUSINESS DEVELOPMENT AND ACQUISITIONS

      In 2005 Huifeng will focus on

            1. Increase the market share on Rutin in both the international and domestic markets;

            2. Commercialize additional one to two new products and strive to launch these products into the public market; and

            3. Enlarge the organization and improve the production efficiency.

PATENTS AND INTELLECTUAL PROPERTIES

      Huifeng's proprietary technology "Producing Rutin by Eliminating Enzyme and Mucus" received Chinese national technology patent with a 10 year protection period.

      The patent system of China includes invention patents, practical patents and shape patents. Patents granted under the Chinese patent system protect the intellectual properties owned by the patent owner against infringement by third parties. Patents obtained by our Company are protected only in the PRC. We have not obtained any international patents.

      The technology we use in our manufacturing process (the extractive process of producing Rutin), is "Producing Rutin by Eliminating Enzyme and Mucus". This is a patented technology wherein proprietary processes are used to purify raw material using "Eliminating Enzyme". The extracts are further processed by another extraction procedure by using "Eliminating Mucus" as extraction material. The semi-finished product after the purification and extraction process will be further processed by "Alkali Extraction" and "Acid Deposition" to obtain Rutin.

GOVERNMENT REGULATIONS

            Chinese government requires all medicine and medicinal product related manufacturers to obtain GMP certification on their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory on January 1, 2005.

      Chinese companies must follow a set of strict procedures before they can engage in the pharmaceutical production businesses. First, they must apply for a "certificate of incorporation" in the pharmaceutical business with the Commercial and Industrial Registration Bureau. Then they must apply for a "pharmaceutical production approval permit" and, before they can commence operations to manufacture medical products, they must apply for GMP certifications according to the "Ordinance for Medical Product Manufacturing"

      There are two ordinances governing the manufacturing of medical products in China: (1) the Ordinance for the Management of Medicine, with a total of 111 articles governing safety issues in research, manufacture, sales and use of medicine and medicinal products; and (2) the Ordinance for Medical Product Manufacturing that governs the requirements in GMP certifications to regulate the production environment, production facilities, production equipment, production technologies and environment conservation issues related to the production of medicine and medicinal products.

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

      Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of June 17, 2005, there were approximately 80 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

    Year                      Period                        High           Low
    ----                      ------                        ----           ---

    2003       First Quarter                               $0.040        $0.005
               Second Quarter                              $0.040        $0.010
               Third Quarter                               $0.015        $0.010
               Fourth quarter                              $0.020        $0.000

    2004       First Quarter                               $0.300        $0.010
               Second Quarter                              $0.070        $0.060
               Third Quarter                               $0.300        $0.050
               Fourth quarter                              $0.590        $0.020

    2005       First Quarter                               $0.160        $0.050
               Second Quarter (through June 17, 2005)      $0.100        $0.050

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

      On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, On December 20, 2004 SCRE completed a Northwest Agreement, of which the Company initially purchased 30% of the common shares of NBTI in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004 The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company. The Exchange resulted in a change of voting control of the Company. Upon conversion of the Promissory Note to common stock, the Company will have sold approximately 95.4% of the total outstanding stock of the Company.

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

RESULTS OF OPERATIONS

      The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                                   Year Ended         Year Ended
                                            December 31, 2004  December 31, 2003
                                            -----------------  -----------------

      Revenues                                        100.00%              100%
      Cost of Revenues                                (90.17%)          (95.47%)
      Gross Margin                                      9.83%             4.53%
      General and administrative expenses             (16.76%)           (5.83%)
      Selling and distribution expenses                (1.68%)           (6.96%)
      Depreciation and amortization                    (0.36%)           (0.77%)
      Equity in loss of affiliate                      (0.00%)              --
      Interest income, net                              0.05%             7.23%
      Other income, net                                 0.03%             0.04%
      Income tax expenses                              (0.30%)              --
      Minority interest                                 0.34%             0.92%
      Net Loss                                         (8.86%)           (0.84%)

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

      Cost of revenues for the year ended December 31, 2004 were $2,235,189, an increase of $1,551,759 from $683,430 for the year ended December 31, 2003. Compared to the year ended December 31, 2003, the increase in cost of sales of our products was because of our increase in sales revenue in 2004. However, the increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in 2004 as compared to 2003.

      Our gross profit margin for 2004 improved from 4.53% in 2003 to 9.83% in 2004 as a result of our improved efficiency in production due to economy of scale of production as sales volume increased.

      Gross margin for the year ended December 31, 2004 was $243,574, an increase of $211,145 from $32,429 for the year ended December 31, 2003.

General and Administrative Expenses

      General and Administrative expenses totaled $ 415,342 for the year ended December 31, 2004, an increase of $ 373,613 from $41,729 for the year ended December 31, 2003. The increase in general and administrative expenses was mainly due to an increase of $353,613 in general and administrative expenses in Huifeng. The increase in general and administrative expenses in Huifeng was due to an increase of $5,455 in salary expenses and $151,187 in office overhead as a result of increased business activities. There were also one-time expenses of $118,836 for factory relocation expenses and $78,135 for a special audit of Huifeng. There were also $20,000 in expenses related to the Malone Agreement, the Northwest Agreement and the Acquisition, which were all one-time events in 2004.

Selling and Distribution Expenses

      Selling and distribution expenses totaled $41,569 for the year ended December 31, 2004, a decrease of $8,264 from $49,833 for the year ended December 31, 2003. Compared to the same year ended December 31, 2003, we increased $3,841 and $16,662 in salary expenses and overhead, respectively, for sales and marketing staffs as a result of increase in number of employee. However, we reduced our expenses on promotion material of $28,767 because in the same year ended 2003, we incurred an one off expenses of purchase of promotion material that was not repeated in 2004. The Company had not increased its expenses in sales and distribution despite sales revenue increased, as most of the Company sales in 2004 were direct selling to industrial customers that did not rely on intensive sales and distribution activities.

Liquidity and Capital Resources

Cash

      Our cash balance amounted to $167,511 at December 31, 2004.

In the year ended December 31, 2004, our cash used in operating activities amounted to $ 526,363, mainly to due the net loss in the current year amounted to $ 219,730. Also, in the current year, inventories and other receivables increased by $405,019 and $236,920, respectively as a result of increased in business activities. We experienced increase in inventory level in 2004 as a result of increased in production scale to capture economy of scale in production to improve profit margin as well as stock up on raw material to reduce raw material cost and as a result, or percentage profit margin improved from 4.53% in 2003 to 9.83% in 2004. We also experienced increase in accounts receivable as a result of increase in sales of which a portion of our increased sales revenues were from credit sales.

      In the year ended December 31, 2004, cash flow from investing activities amounted to $35,642. Cash flow from financing activities amounted to $562,429, mainly due to a decrease in amounts due from shareholders of $569,717, an increase in amounts owed to stockholders of $184,354, and offset by a decrease in notes payable.

      The Company is currently funding its operations from, in addition to sales revenues, loans from shareholders.

      For the year ended December 31, 2004, our Company recorded a net loss of $219,730. However, among the general and administrative expenses of $415,342, there were one off expenses of $118,836 for factory relocation expenses and $78,135 for special audit in Huifeng. Our net loss should narrow down to $22,759 should one time expenses for 2004 did not occur. Also, there was a total of $94,097 non cash depreciation and amortization expenses for the year ended 2004, which had no impact on our cash flow. With anticipated increase in sales revenue in 2005, we believe that the Company should be able to generate positive cash flow from operations in the operating company level in PRC to support the on-going operations of the Company. Increase in sales revenue in future together with our existing cash and cash equivalents balance of $167,511 as of December 31, 2005, we anticipate that it will be sufficient to support the expenditure of the Company for the next 12 months for the purpose of continuous operations"

Working Capital

      Our working capital deficit amounted to $342,854 at December 31, 2004. However, our current liabilities in year ended 2004 included a promissory note of $1,900,000, of which should it be exercised by the bearer, would reduce our current liabilities from $ 2,314,085 to $414,085 and our working capital should increase to a surplus of $1,557,146. So, we believe that our existing working capital level should be able to support the on going operations of the Company at its current activities level.

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

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an Amendment of Accounting Principles Board ("APB") No. 29". This statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is excepted to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

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

      On March 14, 2005, the accounting firm of Jimmy C. H. Cheung & Co., Certified Public Accountants (a member of Kreston International), 304 Dominion Centre, 43 Queen's Road East, Hong Kong, was engaged to take over the audit responsibilities from Epstein Weber & Conover, PLC, certified public accountant; and Epstein Weber & Conover, PLC was dismissed on that same date.

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

      During the Company's two most recent fiscal years and the subsequent interim period through the date of dismissal, the Company is not aware of any disagreements with its former accountant, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 8A CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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

      Jingan Wang
      Sanding Tao
      JunqiZhang

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Jingan Wang

      Mr. Jingan Wang, age 44, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. Wei Xing Enterprises engages in the pharmaceutical business. Mr. Wang is also a certified public accountant.

      Sanding Tao

      Mr. Sanding Tao, age 36, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology Inc. Xian Lan Xi Science & Technology Inc. engages in the ambulance modification business. Xian Xing Yi Science & Technology Inc. is a trading company specializing in medical instruments. Mr. Tao is a graduate of Chinese Southern Financial College.

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

      CODE OF ETHICS

      We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and employees. The Code is attached as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

      The executives of the Company received no compensation from the Company for the fiscal year ending December 31, 2004. The Company currently has no agreements for compensation of its executive, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of common stock as of June 15, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

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

      The following table sets forth certain information regarding beneficial ownership of common stock as of June 15, 2005 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group assuming the conversion of the $1,900,000 Promissory Note into 10,465,725 shares of post 18 for 1 reverse split common stock.

Name                    Position Held                   Shares Owned     % Owned
----                    -------------                   ------------     -------

Jingan Wang             Chief Executive Officer            7,305,074      46.63%
Sanding Tao             Chief Financial Officer              201,839       1.29%
Xinwen Hou              Director and Secretary             1,248,412       7.97%
Zhang Junqi                                                1,046,573       6.68%
Wang Bijun                                                 1,046,573       6.68%
Wang Zhilan                                                1,046,573      6.68.%
Wang Xugang                                                1,046,573       6.68%

All directors and executive officers as a group            8,755,325      55.89%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The details of the short-term, interest free loans granted to individuals as of December 31, 2003 and 2004 were as follows:

As of December 31, 2004

Name of individual       Amount      Business purpose       Balance as of June      Payment terms
                                                                      13, 2005
--------------------------------------------------------------------------------------------------------------
Qiang Wang               21,963      Advance: material purchase             --      Repaid

Bijun Wang                1,950      Advance: material purchase             --      Repaid

Xugang Wang              10,692      Advance: material purchase             --      Repaid

Gaishi Wang               2,175      Advance: material purchase             --      Repaid

Penghui Fan                 783      Advance: material purchase            783      Repay upon end of business
                                                                                    trip
Yushan Li                   479      Advance: business trip                479      Repay upon end of business
                                                                                    trip
Kangrang Ma                  74      Advance: business trip                 --      Repaid

Guochao Zhi                 298      Advance: business trip                 --      Repaid

Cunpu Ma                  1,207      Advance: business trip              1,207      Repay upon end of business
                                                                                    trip
Guozhen Shang             1,140      Advance: business trip              1,140      Repay upon end of business
                                                                                    trip
Bijun Wang                4,831      Advance: material purchase          4,831      Repay upon complete of
                                                                                    purchase
Gengmin Tian              6,818      Advance: business trip              6,818      Repay upon end of business
                                                                                    trip
Xiaogang Zhang           10,083      Advance: business trip             10,083      Repay upon end of business
                                                                                    trip

As of December 31, 2003

Name of individual        Amount      Business purpose      Balance as of June      Payment terms
                                                                      13, 2005
--------------------------------------------------------------------------------------------------------------
Qiang Wang                15,991      Advance: material purchase            --      Repaid
Bijun Wang                10,976      Advance: material purchase            --      Repaid
Xugang Wang                  163      Advance: material purchase            --      Repaid
Gaishi Wang                  117      Advance: material purchase            --      Repaid
Penghui Fan                1,232      Advance: material purchase            --      Repaid
Yushan Li                    479      Advance: business trip                --      Repaid
Naihui Wang               92,156      Advance: material purchase            --      Repaid
Guochao Zhi                  298      Advance: business trip                --      Repaid
Xi'an Runfeng Investing  243,249      Advance: business trip                --      Repaid
Yonghong Ma               16,030      Advance: business trip                --      Repaid
Guozhen Shang              1,141      Advance: business trip                --      Repaid
Shengwei Miao            250,378      Advance: business trip                --      Repaid

      The majority of these borrowings and short term loans are actually advances to employees during the normal course of business. It is a normal practice for Chinese companies to advance funds to employees for company business purposes. Employees might have to travel throughout different provinces in China to carry out their duties and from time to time, they need to pay on behalf of the company (e.g. travel expenses, accommodations, entertainment or make purchases for the Company). However, there is no widely accepted company credit card system in much of China and therefore, the Company will advance funds to employees for such purposes.

            Stockholders had also advanced funds totaling $193,433 and $32,772 to the Company as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

      The breakdown of the shareholders who advanced loans to our Company as of December 31, 2003 and 2004 is as follows:

As of December 31, 2004

Name of individual              Amount      Business purpose         Balance as of June      Payment terms
                                                                               13, 2005
--------------------------------------------------------------------------------------------------------------
Kangrang Ma                     15,991      Temporary borrowing                  15,991      July 2005
Heng Li                         10,976      Temporary borrowing                  10,976      End of June 2005
Xi'an Runfeng Investing            163      Temporary borrowing                     163      August 2005

As of December 31, 2003

Name of individual              Amount      Business purpose         Balance as of June      Payment terms
                                                                               13, 2005
--------------------------------------------------------------------------------------------------------------
Kangrang Ma                      9,079      Temporary borrowing                      --      Paid

            The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest; the Promissory Note is convertible in the Company's sole discretion into 10,465,725 (post a one for eighteen reverse split and provided that such reverse split has occured) shares to exchange for 70% of the outstanding shares of Northwest. The Promissory Note is due on June 30, 2005 and accrues interest at the rate of 5% per annum.

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

99.1  Code of Ethics

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

2004: $ 20,000  - Jimmy C. H. Cheung & Co.

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


Date: June 17, 2005                             By: /s/ Jingan Wang
                                                    Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE             TITLE                                        DATE
---------             -----                                        ----


/s/ Jingan Wang       Chairman and Chief Executive Officer         June 17, 2005
                      (Principal Executive Officer)


/s/ Sanding Tao       Chief Financial Officer (Principal           June 17, 2005
                      Financial Officer)

/s/ Xinwen Hou        Secretary, Director                          June 17, 2005

                               SECURED DATA, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

                       SECURED DATA, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                        Pages
--------------------------------------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                                                      1
--------------------------------------------------------------------------------------------------------------

Balance Sheet as of December 31, 2004 (Consolidated and Restated)                                            2
--------------------------------------------------------------------------------------------------------------

Statements of Operations and Comprehensive loss for the years ended December 31, 2004 (Consolidated and
Restated) and 2003                                                                                           3
--------------------------------------------------------------------------------------------------------------

Statements of Stockholders' Equity for the years ended December 31, 2004 (Consolidated and Restated)
and 2003                                                                                                     4
--------------------------------------------------------------------------------------------------------------

Statements of Cash Flows for the years ended December 31, 2004 (Consolidated and Restated) and 2003          5
--------------------------------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements as of December 31, 2004 (Restated)                           6 - 14
--------------------------------------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Data, Inc. and subsidiaries, as of December 31, 2004 (consolidated and restated), and the results of its operations and its cash flows for the years ended December 31, 2004 (consolidated and restated) and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2004 have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a net loss of $219,730, an accumulated deficit of $2,034,098 and a working capital deficiency of $342,854 and used cash in operations of $526,363. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: April 11, 2005 except for Note 2, to which the date is June 17, 2005.

         304 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong    [LOGO]
 Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
                      Website: http://www.jimmycheungco.com

                       SECURED DATA, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

                                     ASSETS
                                                                                    2004
                                                                           (As Restated)
                                                                         ---------------
CURRENT ASSETS
    Cash and cash equivalents                                            $       167,511
    Accounts receivable, net of allowances                                       104,144
    Inventories, net                                                           1,302,025
    Due from stockholders                                                         62,493
    Other assets                                                                 335,058
                                                                         ---------------
        Total Current Assets                                                   1,971,231

PROPERTY AND EQUIPMENT, NET                                                      879,503

LAND USE RIGHTS, NET                                                             133,974

OTHER ASSETS
    Investment in affiliate                                                       31,190
                                                                         ---------------
TOTAL ASSETS                                                             $     3,015,898
                                                                         ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $        56,454
    Other payables and accrued expenses                                          145,191
    Value added tax payables                                                      12,323
    Income tax and other tax payables                                              6,684
    Convertible note payable                                                   1,900,000
    Due to stockholders                                                          193,433
                                                                         ---------------
        Total Current Liabilities                                              2,314,085
                                                                         ---------------

COMMITMENTS AND CONTINGENCIES                                                         --

MINORITY INTEREST                                                                 58,915
                                                                         ---------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued and outstanding                                                   --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                                  93,605
    Additional paid-in capital                                                 2,583,391
    Retained earnings (deficit)
      Unappropriated                                                          (2,041,348)
      Appropriated                                                                 7,250
                                                                         ---------------
        Total Stockholders' Equity                                               642,898
                                                                         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     3,015,898
                                                                         ---------------

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                                 2004
                                                                       (Consolidated)
                                                                        (As Restated)                 2003
                                                                      ---------------      ---------------
NET SALES                                                             $     2,478,763      $       715,859

COST OF SALES                                                              (2,235,189)            (683,430)
                                                                      ---------------      ---------------

GROSS PROFIT                                                                  243,574               32,429
                                                                      ---------------      ---------------

OPERATING EXPENSES
    Selling expenses and distribution expenses                                 41,569               49,833
    General and administrative expenses                                       415,342               41,729
    Depreciation and amortization                                               9,012                5,543
                                                                      ---------------      ---------------
           Total Operating Expenses                                           465,923               97,105
                                                                      ---------------      ---------------

LOSS FROM OPERATIONS                                                         (222,349)             (64,676)

OTHER INCOME (EXPENSES)
    Equity in loss of affiliate                                                  (211)                  --
    Interest income, net                                                        1,260               51,762
    Other income, net                                                             711                  272
                                                                      ---------------      ---------------
           Total Other Income                                                   1,760               52,034

                                                                      ---------------      ---------------
LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST                      (220,589)             (12,642)

INCOME TAX EXPENSE                                                             (7,503)                  --

MINORITY INTEREST                                                               8,362                6,606
                                                                      ---------------      ---------------

NET LOSS                                                                     (219,730)              (6,036)

OTHER COMPREHENSIVE  LOSS
    Foreign currency translation loss                                              --                   --
                                                                      ---------------      ---------------

COMPREHENSIVE LOSS                                                    $      (219,730)     $        (6,036)
                                                                      ===============      ===============

Net loss per share-basic and diluted                                  $        (0.003)     $            --
                                                                      ===============      ===============

Weighted average number of shares outstanding during the year-
    basic and diluted                                                      81,123,434           80,735,590
                                                                      ===============      ===============

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                                                Additional
                                         Preferred Stock               Common Stock                paid-in
                                      Shares        Amount         Shares         Amount           capital
                                    ----------    -----------    -----------    -----------    -----------
Balance at January 1, 2003                        $        --     80,735,590    $    80,736    $ 4,446,260

Net loss for the year                                      --                            --             --
                                    ----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003                --             --     80,735,590         80,736      4,446,260

Stock issued in recapitalization                           --     12,869,368         12,869       (465,640)

Recapitalization                                           --             --             --     (1,397,229)

Net loss for the year                                      --                            --             --

Transfer to statutory and staff
     welfare reserves                                      --                            --             --
                                    ----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004
(consolidated)                              --    $        --     93,604,958    $    93,605    $ 2,583,391
                                    ==========    ===========    ===========    ===========    ===========

                                    Unappropriated    Appropriated
                                          retained        retained
                                           deficit        earnings          Total
                                       -----------     -----------    -----------
Balance at January 1, 2003             $(1,808,415)    $        83      2,718,664

Net loss for the year                       (6,036)             --         (6,036)
                                       -----------     -----------    -----------
Balance at December 31, 2003            (1,814,451)             83      2,712,628

Stock issued in recapitalization        (1,397,229)             --     (1,850,000)

Recapitalization                         1,397,229              --             --

Net loss for the year                     (219,730)             --       (219,730)

Transfer to statutory and staff
     welfare reserves                       (7,167)          7,167             --
                                       -----------     -----------    -----------
Balance at December 31, 2004
(consolidated)                         $(2,041,348)    $     7,250        642,898
                                       ===========     ===========    ===========

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                                           2004
                                                                                 (Consolidated)
                                                                                  (As Restated)                2003
                                                                                ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (219,730)    $        (6,036)
     Adjusted to reconcile net loss to cash provided
         by (used in) operating activities:
         Depreciation and amortization - cost of sales                                   85,085              72,185
         Depreciation and amortization                                                    9,012                  --
         Equity in loss of affiliate                                                        211                  --
         Minority interest                                                               (8,362)             (6,606)
     Changes in operating assets and liabilities (Increase) decrease in:
         Accounts receivable, net                                                       122,023            (178,863)
         Inventories, net                                                              (405,019)            319,450
         Other receivables                                                             (236,920)            (69,131)
         Increase (decrease) in:
         Accounts payable                                                                 7,194             (15,876)
         Other payables and accrued expenses                                            101,234             (24,423)
         Value added tax payables                                                        12,323                  --
         Income tax and other taxes payable                                               6,586                  --
                                                                                ---------------     ---------------
         Net cash (used in) provided by operating activities                           (526,363)             90,700
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in notes receivable                                                       506,774                  --
     Purchase of property and equipment                                                (305,070)            (19,134)
     Investment in affiliate                                                            (31,401)                 --
     Acquisition of land use rights                                                    (134,661)                 --
                                                                                ---------------     ---------------
         Net cash provided by (used in) investing activities                             35,642             (19,134)
                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     (Decrease) increase in note payable                                               (241,642)             59,806
     Decrease (increase) in due from stockholders                                       569,717            (133,421)
     Contribution by the stockholders                                                    50,000                  --
     Increase (decrease) in due to stockholders                                         184,354             (99,317)
                                                                                ---------------     ---------------
         Net cash provided by (used in) financing activities                            562,429            (172,932)
                                                                                ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     71,708            (101,366)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           95,803             197,169
                                                                                ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       167,511     $        95,803
                                                                                ---------------     ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
     Income taxes                                                               $        (7,503)    $            --
                                                                                ===============     ===============

     Interest expenses                                                          $            --     $        (2,152)
                                                                                ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company issued 80,735,590 shares of common stock for 30% of the common stock of Northwest.

During 2004, the Company issued a Convertible Promissory Note of $1,900,000 for 70% of the common stock of Northwest.

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

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

            Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

            (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (H)   Long-lived assets

            The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value.

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

            PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company's subsidiaries being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. The income tax expenses for 2004 and 2003 were $7,503 and $0 respectively.

      (L)   Foreign currency translation

            The functional currency of the Company is the Chinese Renminbi ("RMB"). Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2004 and 2003 as the RMB is pegged to the United States dollar.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

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

            The weighted average number of shares used to compute the basic and diluted loss per share in these financial statements would potentially be further diluted in the future had the convertible promissory note of $1,900,000 (note 9) be exercised.

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

2.    RESTATEMENT OF FINANCIAL STATEMENTS

      The Company originally recorded during the year ended December 31, 2004, the costs incurred by SCRE prior to the reverse merger as expenses of the Company for that year. Under reverse merger accounting such costs should be treated as a reduction of additional paid in capital. The Company has restated these costs in the Balance Sheet, Statement of Operations, Statement of Stockholders' Equity and the Statement of Cash Flows.

      A summary of significant effects of the restatement is as follows:

                                                             December 31,
                                                                     2004         December 31,
                                                           (As Previously                 2004
      Statement of Operations                                   Reported)        (As Restated)
                                                           --------------       --------------
      Net sales                                            $    2,478,763       $    2,478,763
      Cost of sales                                            (2,235,189)          (2,235,189)
      Gross profit                                                243,574              243,574
      Operating expenses                                          964,637              465,923
      Loss from operations                                       (721,063)            (222,349)
      Other income (expenses)                                       1,760                1,760
      Income tax expense                                           (7,503)              (7,503)
      Minority interest                                             8,362                8,362
      Net loss                                                   (718,444)            (219,730)
      Net loss per share-basic and diluted                 $        (0.01)      $       (0.003)
      Weighted average number of shares outstanding
           during the year-basic and diluted                   81,123,434           81,123,434

                                                             December 31,
                                                                     2004         December 31,
                                                           (As Previously                 2004
      Balance sheet                                             Reported)        (As Restated)
                                                           --------------       --------------
      Current liabilities                                  $    1,971,231       $    1,971,231
      Property and equipment, net                                 879,503              879,503
      Land use rights, net                                        133,974              133,974
      Other assets                                                 31,190               31,190
      Total assets                                              3,015,898            3,015,898
      Current liabilities                                       2,314,085            2,314,085
      Minority interest                                            58,915               58,915
      Stockholders' equity
           Common stock                                            93,605               93,605
           Additional paid-in capital                           3,082,105            2,583,391
           Retained earnings (deficit)
             Unappropriated                                    (2,540,062)          (2,041,348)
             Appropriated                                           7,250                7,250
      Total liabilities and stockholders' equity           $    3,015,898       $    3,015,898

3.    ACCOUNTS RECEIVABLE

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
                                                                        ========

      As of December 31, 2004 and 2003, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts. SECURED DATA, INC. AND SUBSIDIARIES NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

4.    INVENTORIES

      Inventories at December 31, 2004 consisted of the following:

                                                                      2004
                                                                ----------

      Raw materials                                             $1,047,781
      Work-in-progress                                              11,917
      Finished goods                                               242,327
                                                                ----------
                                                                 1,302,025
      Less: provision of obsolescence                                   --
                                                                ----------
                                                                $1,302,025
                                                                ==========

      For the year ended December 31, 2004 and 2003, the Company did not have any obsolete inventories.

5.    OTHER ASSETS

      Other assets at December 31, 2004 consisted of the following:

                                                                      2004
                                                                  --------

      Short-term note receivable                                  $181,159
      Advances to staff                                             39,227
      Prepayments                                                   63,018
      Trade deposits paid                                           32,590
      Other                                                         19,064
                                                                  --------
                                                                  $335,058
                                                                  ========

6.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at December 31, 2004:

                                                                      2004
                                                                ----------

      Plant and machinery                                       $  769,476
      Motor vehicles                                                87,262
      Furniture and office equipment                                20,251
      Construction in progress - factory building                  286,039
                                                                ----------
                                                                 1,163,028
      Less: accumulated depreciation                               283,525
                                                                ----------
      Property and equipment, net                               $  879,503
                                                                ==========

      Depreciation expenses for the years ended December 31, 2004 and 2003 were $93,411 and $72,185 respectively.

7.    INVESTMENT IN AFFILIATE

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

7.    INVESTMENT IN AFFILIATE (CONTINUED)

      A summary of the unaudited financial statements of the affiliate as of December 31, 2004 is as follows:

      Current assets                                            $ 425,641
      Non-current assets                                            1,086
                                                                ---------
      Total assets                                                426,727
                                                                =========
      Current liabilities                                           4,831
      Stockholders' equity                                        421,896
                                                                ---------
      Total liabilities and stockholders' equity                $ 426,727
                                                                =========
      Revenue                                                   $      --
                                                                =========
      Net loss from November 11, 2004 to December 31, 2004           (810)
                                                                =========

      The Company's share of the loss for 2004 :
      Company share at 26% and equity in loss of affiliate      $    (211)
                                                                =========

8.    OTHER PAYABLES AND ACCRUED EXPENSES

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
                                                                  --------
                                                                  $145,191
                                                                  ========

9.    CONVERTIBLE NOTE PAYABLE

      Note payable at December 31, 2004 consists of the following:

                                                                      2004
                                                                ----------

      Convertible Promissory Note                               $1,900,000
                                                                ==========

      Pursuant to a Convertible Promissory Note, the Company promises to pay to Shareholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5% per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 day year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company's restricted common stock at $0.1815 per share, provided a required 1 for 18 reverse stock split of the common stock has been effected. As of April 11, 2005, the Convertible Promissory Note has not been exercised.

10.   COMMITMENTS AND CONTINGENCIES

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

10.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

11.   SHAREHOLDERS' EQUITY

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

      (B)   Appropriated retained earnings

            The Company's wholly owned subsidiary, Huifeng Biochemistry is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

            During 2004 and 2003, the Company's wholly owned subsidiary Huifeng Biochemistry appropriated $7,167 and $83, respectively to the reserves funds based on its net income under PRC GAAP.

12.   RELATED PARTY TRANSACTIONS

      The Company had advanced funds totaling $62,493 and $632,210 to stockholders as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

      Stockholders had also advanced funds totaling $193,433 and $9,079 to the Company as of December 31, 2004 and 2003 respectively as short-term, unsecured loans free of interest payment.

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

13.   CONCENTRATIONS AND RISKS

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

14.   GOING CONCERN

      As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,034,098 at December 31, 2004 which includes a net loss of $219,730 for the year ended December 31, 2004. The Company's current liabilities exceed its current assets by $342,854 and the Company used cash in operation of $526,363. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company is taking steps to increase its operating capacity and service providers to implement its business plan. Management believes that actions presently being taken to implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

15.   SUBSEQUENT EVENT

      On March 23, 2005 the Company's Board of Directors approved, subject to the approval of the Company's stockholders, an 18 for 1 reverse split of the Company's issued and outstanding common stock and an amendment to its Articles of Incorporation changing the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc."