Form 10KSB/A
period 2004-12-31
SECURED DATA INC /NV/
filed 2005-07-27
CIK 1119951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10-KSB/A


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

            The aggregate market value of the common stock held by non-affiliates as of March 31, 2005 was $2,874,187.

            State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

      Title of Each Class of Equity       Number of Shares Outstanding as of
      Securities                          December 31, 2004
      -----------------------------       ----------------------------------
      Common Stock, $0.001 par value      39,604,958

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

      Our company, Secured Data, Inc. ("we", "us", "our", "SCRE", the "Company" or "our Company"), was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "SCRE".

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

      On December 20, 2004, pursuant to the terms of a Stock Purchase Agreement ("Malone Agreement"), Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of Secured Data, Inc. ("Company") for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals, on the closing date of December 20, 2004. Such 7,229,601 shares of the common stock of the Company represented approximately 56.18% of the total outstanding stock of the Company as of that date.

      Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company agreed to purchase all of the outstanding shares of Northwest BioTechnic, Inc. ("NBTI"), a British Virgin Islands corporation (the "Acquisition"). NBTI was incorporated in the British Virgin Islands on June 25, 2004.

      At the time of the Acquisition, NBTI had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the "NBTI Shareholders"). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the NBTI Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the "Initial NBTI Consideration") in exchange for 30% of the total outstanding shares of NBTI (such shares of the common stock of the Company allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI); and (ii) a promissory note (the "Promissory Note") payable to the NBTI Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of NBTI. The Promissory Note is convertible into 10,465,725 shares of the Company's common stock (allocated among the NBTI Shareholders on a pror rata basis according to their respective ownership of NBTI), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company's common stock prior to such conversion. Based on the current ownership of NBTI shares by the NBTI Shareholders, Jing An Wang would receive 5,232,860 shares of the Company's common stock upon conversion, and each of Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company's common stock. The Company currently expects that the Promissory Note will be so converted.

      In summary, following the closing of the Acquisition, the total number of outstanding shares of the Company's common stock was 93,604,958, which is also the current total number of outstanding shares of the Company's common stock.

The Initial NBTI Consideration represents approximately 86.3% of that number of shares. Giving effect to the intended one-for-eighteen reverse stock split, the total number of outstanding shares of the Company's common stock will be approximately 5,200, 277. Upon conversion of the Promissory Note (and assuming completion of the one-for-eighteen reverse stock split), the total number of outstanding shares of the Company's common stock will be approximately 15,666,002. Following such conversion, the total number of shares issued by the Company as consideration for the Acquisition will represent approximately 95.4% of the total outstanding common stock of the Company.

      The following chart illustrates the foregoing description of the outstanding shares of the Company's common stock, and the ownership thereof by the Company's principal officers, directors and affiliates.

                                                                                               After Conversion of
                                Current Holdings              After Reverse Split                Promissory Note
                                ----------------              -------------------                ---------------
                           Shares Held              %     Shares Held                %     Shares Held                %
Jingan Wang                37,299,843           39.8%     2,072,214              39.8%     7,305,074              46.6%
Sanding Tao                3,633,102             3.9%     201,839                 3.9%     201,839                 1.3%
Xinwen Hou                 3,633,102             3.9%     201,839                 3.9%     1,248,412               8.0%
Xian Renfeng               9,284,593             9.9%     515,811                 9.9%     515,811                 3.3%
Investment Ltd.
Others                     39,754,318           42.5%     2,208,574              42.5%     6,394,866              40.8%
                           ---------------------------------------------------------------------------------------------

Total                      93,604,958          100.0%     5,200,277             100.0%     15,666,002            100.0%


BUSINESS OVERVIEW

      The Company, through its wholly owned subsidiary NBTI, owns 100% of Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the PRC. Huifeng produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology-based Rutin companies in Xian provinces within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refined technologies and is a major Rutin supplier in world market. There are no regulatory requirements or other governmental restrictions in the PRC that materially affect the Company's operations, other than normal regulations covering the production of medicinal products discussed under "Government Regulations" below.

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

         The Company's patent application for its proprietary technology for producing Rutin has been accepted and audited by the State Intellectual Property Bureau of PRC (patent number: 02114402.8). This patent has been published on the "Invention Patent Communique", volume 18, No 41. We own all the patent rights and are the legal owners of such patent as shall be granted by the Chinese government. See "Patents and Intellectual Property" below.

         The extractive process of producing Rutin - "Producing Rutin by Eliminating Enzyme and Mucus" - is a patented technology with procedures as follows: proprietary processes are used to purify raw material by using the "Eliminating Enzyme" aspect of the process. The extracts are further processed by another extraction procedure called "Eliminating Mucus" as extraction material. The semi-finished product after the purification and extraction process is further processed by "Alkali Extraction" and "Acid Deposition" to obtain Rutin.

         The principal equipment required for Rutin extraction includes enzyme-elimination tanks, pectin-elimination tanks, percolation tanks, sedimentation tanks, plate and frame filter presses, drying machines, disintegrators, and mixer blenders.

         The Rutin extraction process is assembly line work that runs continuously. In general, the time for each main procedure is as follows: fifteen minutes for enzyme-elimination; five minutes for eliminating pectin, three hours for alkali extraction, six hours for acid precipitation, two hours for filter pressing, and four hours for parching. The production process is illustrated in the figure below:

-----------------------                       --------------------                       --------------------------
                        Regular airing and                         Thermal steaming
pagoda rice raw         dust removal                               and                   Enzyme-elimination
material                                      Clean material       enzyme-elimination    material
-----------------------                       --------------------                       --------------------------
                                                                                         Eliminating pectin
-----------------------                       --------------------                       --------------------------
                        Disacidifying                              Alkali extraction
Rutin sediment          sediment              Extraction solution                        Eliminating pectin
                                                                                         material
-----------------------                       --------------------                       --------------------------

Filter pressing
-----------------------                       --------------------
                        Parching and
Filter mass             crashing              Rutin powder
-----------------------                       --------------------

         Huifeng has emphasized technology and product innovation, and its strategic mission is to commercialize Chinese traditional medicine. In this regard, the Company's business missions are:

      (a) To obtain Good Manufacturing Practice ("GMP") certification, which is awarded by the State Food and Drug Administration Bureau of the

            PRC government, for Huifeng's manufacturing facilities for medicine production;

      (b) To build and operate the Company's raw material production site according to "GAP" standard, the certification standard for Chinese traditional medicine that was introduced and regulated by the State Food and Drug Administration Bureau of the PRC government that governs the production process to ensure quality in the production process;

      (c) To build or modify the Company's facilities according to "GLP" standard, meaning "Medicine Quality System Regulation for Non-Clinic," that was introduced and regulated by the State Food and Drug Administration Bureau of the PRC government and considered an international standard for laboratories for advanced function of biological molecules development and production; and

      (d) To develop natural cosmetics, health food and beverages using Rutin as raw materials.

      With respect to item (a) above, the GMP certification is awarded by the provincial Food and Drug Supervisory Administration Bureau, whose jurisdiction includes the treatment of procedures for raw materials, whole processes of production, and quality control inspection. The process by which the GMP certification is awarded is as follows:

      1. The applicant applies to the provincial Food and Drug Supervisory Administration Bureau for project evaluation;

      2. The applicant prepares for reconstruction according to GMP standards, which are stated in the following publications:

            a. "Good Manufacturing Practice and Quality Control of Drug" China, 1998 edition;
            b. "US Pharmacopoeia" volume 23 drug quality standard 11th edition (abbreviated as NF11);
            c. "Germany Drug Quality" 9th and 10th edition (abbreviated as DAB9 and DAB10);

      3. The applicant applies to the provincial Food and Drug Supervisory Administration Bureau for an on-site check, following which the provincial Food and Drug Supervisory Administration Bureau arranges an on-site check after receiving GMP inspection data from the applicant (normally there are three inspectors to inspect the management, quality, facilities and documents of production / records, respectively);

      4. The results will be announced publicly within 15 days thereafter and will also be sent to the National Food and Drug Supervisory Administration Bureau, which will inform the provincial Food and Drug Supervisory Administration Bureau to award the GMP certificate to the applicant if there is no objection from the public.

      The Company has made the following adjustments to meet the requirements of GMP standards:

      1. The Company's entire workshop has been redesigned and reconstructed according to GMP standards. There are production areas (including raw material plants, finished drug plants, spasmolytic plants), storage districts, quality test districts, administration districts and living quarters, which are divided and separated from each other in separate concrete rooms.

      2. A set of equipment and instruments have been updated which comprise 30B disintegrators, type 500 vacuum driers, SS800 three legged centrifugers, high performance liquid chromatographs, gas chromatographs and ultraviolet spectrophotometers.

      3. We have organized every division to amend all administrative documents to meet the requirements of GMP standards, which satisfies the process, operation and standardization requirements of GMP standards.

      4. We have implemented GMP training for all staff from senior managers to line workers, to educate them on the essentials of the GMP standards in order to ensure the quality of our products.

      5. We have organized the skill training programs and examinations for our workers according to their role and positions to ensure that they are qualified to work.

      With respect to item (b) above, the GAP standard applies to the daily operations of the Company during the manufacturing process. According to the GAP standard, testing standards have been drawn up by the Company's management in order to make the contents and impurity of pagoda rice come within a controllable capacity. Such standards have been prepared on the basis of the geographical environment for growth of pagoda rice.

      Our company strictly operates in accordance with the GAP standard; for instance, we select the pagoda rice according to our standards and procedures developed under the GAP standard while purchasing the raw material to guarantee the raw material is of stable quality.

      With respect to item (c) above, the existing physical conditions of the Company's research laboratory need substantial modifications, including, but not limited to, an increase in the floor area of the laboratory, renovation of the internal set up of the laboratory, the purchase of new laboratory equipment, and improvement to the environment to conduct research. It is estimated that a minimum of $120,000 will be required for this modification and the Company intends to implement it after raising funds for the Company.

OUR PRODUCTS

         Huifeng produces a series of Rutin and Rutin-related products:

         Pharmaceutical Intermediates   1. NF11 Rutin (USP standard)
                                        2. DAB8iBDAB9iBDAB10iBDAB11
                                           Rutin (German Codex Standard)
                                        3. Troxerutin (farinaceous
                                           injectioniBoral application)
                                        4. Quercetin, L-Rhamnone

         Pharmaceutical Material        1. Venoruton (farinaceous
                                           injectioniBoral application)
                                        2. Rutin
                                        3. Berberine Hydrochlorrde
                                        4. Matrine

         Plant Extractive               1. Hesperidin
                                        2. Naringin
                                        3. Epimedium Extract
                                        4. Matrine
                                        5. Pueraria
                                        6. Siybun Marianum P.E

         The chemical name of Rutin is rue glycoside (Molecular formula:

C27H30O163H2O) and it is a kind of plant extract. According to numerous academic and medical research reports, Rutin has the following effects and uses:

      1.    It can inhibit platelet aggregation and prevent thrombosis;

      2. It can also improve the permeability of capillary vessel, and has the properties of:

            a.    Anti-inflammatory;

            b.    Decreasing blood pressure and fat; and

            c.    Mitigating cerebral hemorrhage.

      3. It has a positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury.

      4. It is widely used as raw material for heart and cerebra blood vessel medicines as well as additive for cosmetic and functional food.

      The improvement in living standards in China has stimulated the growth in demand of functional food and natural cosmetics like Rutin.

PRODUCTION FACILITIES

      In 2004 Huifeng has two major production facilities, and the equipment resources of each of the facilities are as follows:

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

            o     One raw materials storage building

            o     One building for storage of finished products

            o     One building for dangerous products

            o Building for power and maintenance (including boiler, power distribution and maintenance)

            o     One cafeteria and staff canteen

            o The production capacity of the plant is approximately 500 tons/year

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

         Raw materials and ingredients, such as carbinol and hydrochloric acid, which are needed in the manufacturing or refining process during production of our products, are dangerous chemicals that require special handling. Our building for dangerous products is constructed according to the GMP standards. These raw materials are stored separately in our building for dangerous products to avoid or minimize dangers related to storage and applications of these special raw materials and ingredients.

      We use two kinds of dangerous material during the production process: methanol, which is a combustible material, is used as a side material during the production process; and hydrochloric acid, which is corrosive in nature, is also used as another side material. These materials are stored; deposited and utilized according to the standard requirements for dangerous articles. Specifically, these dangerous materials are delivered to the production facilities using dedicated pipelines and airproof ducts. During the production process, there is a central air-conditioning system that maintains stable room temperature from 18oC to 26oC. Smoking or lighting fires is strictly forbidden inside the production facilities, and the production process is conducted in accordance with our standard operation manual for dangerous articles.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

         All of Huifeng's products are raw materials for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

         For the year ended December 31, 2004, $2,177,478 or 87.8% of our sale revenues was derived from sales of Rutin and Rutin-related pharmaceutical intermediates and material. $301,285 or 12.2% of our sales revenues was derived from sales of plant extracts.

SALES AND MARKETING

         Since the majority of Huifeng's products are raw materials for production of medicines and target customers are mostly industrial clients, Huifeng sells and distributes its products mainly through direct selling to medicine and food manufacturers. Usually customers will place purchase orders directly with the sales and marketing team of Huifeng.

         Refined products and the refining process refers to the refining of raw material into Rutin, and Rutin itself is a raw material provided to other pharmaceutical companies and food manufacturers, who are all customers of our Company.

         The organizational structure of the sales and marketing team of Huifeng is as follows: our sales director manages the whole sales team through sales managers, and each of the sales managers controls a team of sales supervisors and salesmen.

         Huifeng also participates in distribution and marketing activities that aim at strengthening its ties with existing and new customers. One frequently-used technique to expand our distribution network and develop new customers is participation in various domestic and international medicine raw materials exhibitions. Also, Huifeng focuses on improving the quality of products and after-sale services in order to better maintain customer relationships.

COMPETITION

         Huifeng engages in Rutin production in China. With its proprietary technology of "Producing Rutin by Eliminating Enzyme and Mucus" and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng has not faced substantial competition within China. From time to time there are many small domestic Rutin manufacturers but the Company believes that these companies will not pose a threat to Huifeng's business expansion in China.

         Based on similarity of products, pricing, and production scale, we believe that the major competitor of Huifeng is Sichuan Xietong Pharmaceutical Company Limited ("Xietong"). However, because of what we believe based on our search of publicly available documents to be a lack of technological patents and access to raw materials, we believe that Xietong is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, and retains a rather small portion of its business in raw medicine production. This information is based on market information obtained from our customers and by our sales and marketing team.

      Although our competitors or potential competitors have an equivalent opportunity to access raw materials as we do, the majority of our current competitors, especially our potentially strong competitors, are not located in the same geographical region as us, which is where the principal materials come from. For instance, our main ingredient, pagoda rice, exists only in northern parts of China. The transportation cost for raw material from our geographic region would substantially increase our competitor's cost of production. As a result, we believe that we will have competitive advantage over our competitors in cost of production and hence we can sell our products at a lower price.

      Upon expiration of our patent, other competitors may utilize our technologies to their advantage. However, we believe that we can improve our own products during the time period prior to expiration. See "Patents and Intellectual Properties".


PRINCIPAL OFFICE

         Our principal office is located at FL16B, Ruixin Bldg, NO.25, Gaoxin Rd, Xian China.

EMPLOYEES AND ORGANIZATION

         As of December 31, 2004, the Company's subsidiary, Huifeng, had approximately 186 full-time employees, out of which approximately 75 are technicians. None of our employees are covered by a collective bargaining agreement, we have never experienced a work stoppage, and we consider our labor relations to be excellent.

         The organization of Huifeng is divided into 8 departments that are supervised by our chief executive officer: personnel department, financial department, securities department, sales department, provision department, inspection department, production department and R&D department. The production department supervises the two manufacturing plants and the raw material production site.

BUSINESS DEVELOPMENT AND ACQUISITIONS

         In 2005 we will focus on:

         1. Increasing Huifeng's market share for Rutin in both the international and domestic market

         2. Commercializing an additional one to two new products and striving to launch these products into the public market; and

         3.   Enlarging the organization and improving production efficiency.

PATENTS AND INTELLECTUAL PROPERTIES

         The patent system of China includes invention patents, practical patents and shape patents. Patents granted under the Chinese patent system protect the intellectual properties owned by the patent owner against infringement by third parties. The only patents applied for or obtained by the Company have been applied for by our subsidiary Huifeng, and are protected only in the PRC. We have not applied for or obtained any international patents.

         Applying for a patent through the State Intellectual Property Bureau of the PRC requires a substantial period of time. Huifeng's patent application for "Producing Rutin by Eliminating Enzyme and Mucus" has been reported in volume 18, number 41 in the "Invention Patent Communique," which is the patent bulletin board in China, and has been assigned the number of 02114402.8. The underlying technology is a proprietary method to purify raw material, and process the extracts to produce an extraction material that is subjected to further processes called "Alkali Extraction" and "Acid Deposition" to obtain Rutin. Assuming there is no objection, the formal patent certificate will be issued after the bulletin period has expired. We estimate that the formal patent certificate will be issued in December 2005.

         There are time limits for patent protection in China, which cannot be extended following expiration of the patent protection period. Therefore, relevant laws will not protect our patent after it expires, which is 15 years after it is granted. It is possible that other companies or persons, especially our competitors, may take advantage of such technology upon our patent expiry. But, within the patent protection period, we believe we can develop ourselves to produce much higher quality products using such patent technology and develop a stable customer base for a larger market share. We also believe we can develop a good reputation in our business sector within the patent protection period. As a result, even though our competitors can access to such technology after the patent protection period, we do not believe it will negatively affect our overall competitive environment.


GOVERNMENT REGULATIONS

         To its knowledge, the Company has complied with all applicable government regulations relating to its existence and conduct of business, including business licensing and registration requirements under Nevada law. To the Company's knowledge, its subsidiary, NBTI, has also complied with all relevant government regulations.

         As pertaining to the Company's subsidiary in China, Huifeng, there are several applicable governmental regulations. As an initial matter, a company must apply for a business license if it wants to operate a business in China. If the business scope requires approval according to government regulations, then the company must apply for such approval as well. Without prior approval of the administrative department in charge, no person or company can acquire a business license.


         Specifically, to engage in the pharmaceutical business in China, a company must apply for project approval from the provincial Food and Drug Supervisory Administration Bureau and for a business license from the Industrial and Commercial Bureau of Public Administration. Furthermore, such company would need to apply for license for producing medicine, which would be granted with filing numbers by the national and provincial Food and Drug Supervisory Administration Bureaus. In this regard, according to provision file No. 288
(2003) of the Food and Drug Supervisory Administration Bureau, since July 1, 2004, the production of all medicines, pharmaceutics and raw material has to meet the requirements of GMP standards. There is no compulsory requirement for GMP certification prior to July 1 2004. After obtaining the foregoing, a company would be allowed to produce medicine in China.

         Huifeng has obtained all relevant business and operational licenses, as follows:

      1. Huifeng obtained the required business license at the time of its organization.

      2. Huifeng acquired the relevant certificate for producing medicine, which was approved by the provincial Food and Drug Supervisory Administration Bureau on December 30, 2000 (license number:
            ShanZz20000136).

      3. On January 10, 2000, Huifeng was approved by the Chinese National Supervisory Administration Bureau of Foods and Drugs to produce "Rutin" and "Troxerutin" with approval numbers H61020677 and H61020678, respectively. On October 20, 2004, the Chinese National Supervisory Administration Bureau of Foods and Drugs issued a new license number H20045246 to replace license number H61020677 and a new license number H20045265 to replace license number H61020678.

      4. On February 18, 2005, the provincial Food and Drug Supervisory Administration Bureau announced that Huifeng has met the requirements for GMP certification for medicine production. Therefore, a GMP certificate with certification number ShanG0110 was granted to the Company.

         In addition, there are two ordinances governing the manufacturing of medical products in China: (1) the Ordinance for the Management of Medicine, with a total of 111 articles governing safety issues in research, manufacture, sales and use of medicine and medicinal products; and (2) the Ordinance for Medical Product Manufacturing that governs the requirements in GMP certifications to regulate the production environment, production facilities, production equipment, production technologies and environment conservation issues related to the production of medicine and medicinal products. To the Company's knowledge, Huifeng is in compliance with both of these ordinances.

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

            Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2003 to December 31, 2004, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of July 25, 2005, there were approximately 80 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

    Year                             Period               High        Low

    2003       First Quarter                                $0.040     $0.005
               Second Quarter                               $0.040     $0.010
               Third Quarter                                $0.015     $0.010
               Fourth quarter                               $0.020     $0.000

    2004       First Quarter                                $0.300     $0.010
               Second Quarter                               $0.070     $0.060
               Third Quarter                                $0.300     $0.050
               Fourth quarter                               $0.590     $0.020

    2005       First Quarter                                $0.160     $0.050
               Second Quarter                               $0.100     $0.040
               Third Quarter (through July 22, 2005)        $0.050     $0.035




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


ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. Such 7,229,601 shares of the common stock of the Company represented approximately 56.18% of the total outstanding stock of the Company as of that date.

         Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company agreed to purchase all of the outstanding shares of Northwest BioTechnic, Inc. ("NBTI"), a British Virgin Islands corporation (the "Acquisition"). NBTI was incorporated in the British Virgin Islands on June 25, 2004.

         At the time of the Acquisition, NBTI had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the "NBTI Shareholders"). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the NBTI Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the "Initial NBTI Consideration") in exchange for 30% of the total outstanding shares of NBTI (such shares of the common stock of the Company allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI); and (ii) a promissory note (the "Promissory Note") payable to the NBTI Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of NBTI. The Promissory Note is convertible into 10,465,725 shares of the Company's common stock (allocated among the NBTI Shareholders on a pror rata basis according to their respective ownership of NBTI), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company's common stock prior to such conversion. Based on the current ownership of NBTI shares by the NBTI Shareholders, Jing An Wang would receive 5,232,860 shares of the Company's common stock upon conversion, and each of Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company's common stock.

         NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

         The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition of the Company and its subsidiaries and financial activity of NBTI prior to the acquisition. We will continue the business operations conducted by NBTI.

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues, Cost of Revenues and Gross Margin

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2004 were $2,478,763 an increase of $1,762,904 from $715,859 for the year ended December 31, 2003. Our increases in sales revenues in 2004 were mainly attributable to the increase in our sales of the following products in 2004 against 2003:

         Product                                          For the year ended December 31,                      Increase /
                                                                                                               (Decrease)
                                      ---------------------------------------------------
                                                      2004                           2003
---------------------------           ---------------------            -------------------           ---------------------
Pharmaceutical                        $          2,404,924             $          635,832            $           1,769,092
intermediates
Pharmaceutical material                              8,484                         12,964                          (4,480)
Plant Extractive and                                65,355                         67,063                          (1,708)
others

                                      ---------------------            -------------------           ----------------------
         TOTAL                        $          2,478,763             $          715,859            $           1,762,904
                                      =====================            ===================           ======================


Cost of revenues for the year ended December 31, 2004 were $2,235,189, an increase of $1,551,759 from $683,430 for the year ended December 31, 2003. Compared to the year ended December 31, 2003, the increase in cost of sales of our products was because of our increase in sales revenue in 2004 of the following products against 2003:

         Product                                          For the year ended December 31,                         Increase /
                                                                                                                  (Decrease)
                                      ----------------------------------------------------
                                                      2004                           2003
---------------------------           ---------------------            -------------------              ---------------------
Pharmaceutical                        $          2,163,890             $          604,040               $          1,559,850
intermediates
Pharmaceutical material                              7,636                         12,316                            (4,680)
Plant Extractive and                                63,663                         67,074                            (3,411)
others

                                      ---------------------            -------------------              ---------------------
         TOTAL                        $          2,235,189             $          683,430               $          1,551,759
                                      =====================            ===================              =====================

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

Selling and Distribution Expenses

         Selling and distribution expenses totaled $41,569 for the year ended December 31, 2004, a decrease of $8,264 from $49,833 for the year ended December 31, 2003. Compared to the same year ended December 31, 2003, we increased $3,841 and $16,662 in salary expenses and overhead, respectively, for sales and marketing staffs as a result of increase in number of employee. However, we reduced our expenses on promotion material of $28,767 because in the same year ended 2003, we incurred one-off expenses of purchase of promotion material that was not repeated in 2004. The Company had not increased its expenses in sales and distribution despite sales revenue increased, as most of the Company sales in 2004 were direct selling to industrial customers that did not rely on intensive sales and distribution activities.

Liquidity and Capital Resources

Cash

         Our cash balance amounted to $167,511 at December 31, 2004.

         In the year ended December 31, 2004, our cash used in operating activities amounted to $526,363, mainly to due the net loss in the current year amounted to $ 219,730. Also, in the current year, inventories and other receivables increased by $405,019 and $236,920, respectively as a result of increased in business activities. We experienced increase in inventory level in 2004 as a result of increased in production scale to capture economy of scale in production to improve profit margin as well as stock up on raw material to reduce raw material cost and as a result, or percentage profit margin improved from 4.53% in 2003 to 9.83% in 2004. We also experienced increase in accounts receivable as a result of increase in sales of which a portion of our increased sales revenues were from credit sales.

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

         For the year ended December 31, 2004, our Company recorded a net loss of $219,730. However, among the general and administrative expenses of $415,342, there were one off expenses of $118,836 for factory relocation expenses and $78,135 for special audit in Huifeng. Our net loss should narrow down to $22,759 should one time expenses for 2004 did not occur. Also, there was a total of $94,097 non cash depreciation and amortization expenses for the year ended 2004, which had no impact on our cash flow. With anticipated increase in sales revenue in 2005, we believe that the Company should be able to generate positive cash flow from operations in the operating company level in PRC to support the on-going operations of the Company. Increase in sales revenue in future together with our existing cash and cash equivalents balance of $167,511 as of December 31, 2005, we anticipate that it will be sufficient to support the expenditure of the Company for the next 12 months for the purpose of continuous operations.

Construction in Progress

         As of December 31, 2004, the Company had construction in progress on the modifications and construction of the Company's factory building for GMP compliance requirements. Since that date, and prior to the date of this 10-KSB/A, all GMP compliance constructions and modifications have been completed and all payments related to GMP compliance constructions and modifications have been settled. The liquidity and financial condition of the Company have not been impaired subsequent to the settlement of the payments related to completion of such construction in progress.

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

         The holders of the Promissory Note have not demanded repayment and on July 7, 2005 we filed a Form 8-K current report in pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to announce that the Promissory Note was amended and was now due and payable on December 31, 2005. All other terms and conditions set forth in the Note remain in full force and effect and are unaffected by this amendment. Also, it is our understanding from the holders of the Promissory Note that their current and continuing intention is to convert the Promissory Note into equity of the Company instead of demanding repayment. As a result, we do not anticipate that the Promissory Note will create liquidity issues for the Company for the rest of year within 2005.

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

ITEM 7        FINANCIAL STATEMENTS

            The financial statements, together with the independent auditors' report thereon, appears beginning on page F-1 of this report.

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

Name                    Position Held              Shares Owned       % Owned
----                    -------------              ------------       -------

Jingan Wang             Chief Executive Officer       37,299,843      39.85%
Sanding Tao             Chief Financial Officer        3,633,102       3.88%
Xinwen Hou              Director and Secretary         3,633,102       3.88%

All directors and executive officers as a group       44,566,047      47.61%

Xian Renfeng Investment Ltd. Co.                       9,284,593       9.92%



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

         The details of the short-term, interest free loans granted to individuals as of December 31, 2003 and 2004 were as follows:

As of December 31, 2004

Name of individual                Amount  Business purpose                         Balance as of    Payment terms
                                                                                   June 13, 2005
--------------------------- ------------- ------------------------------------- ------------------- -----------------------------
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
                                                                                                    trip

As of December 31, 2003

Name of individual                      Amount  Business purpose                          Balance as of  Payment terms
                                                                                          June 13, 2005
---------------------------------- ------------ ------------------------------------ ------------------- -------------------------
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

         The breakdown of the shareholders who advanced loans to our Company as of December 31, 2003 and 2004 is as follows:

As of December 31, 2004

Name of individual                        Amount  Business purpose                 Balance as of  Payment terms
                                                                                   June 13, 2005
------------------------------------ ------------ --------------------------- ------------------- ----------------------------
Kangrang Ma                               15,991  Temporary borrowing                     15,991  July 2005
Heng Li                                   10,976  Temporary borrowing                     10,976  End of June 2005
Xi'an Runfeng Investing                      163  Temporary borrowing                        163  August 2005

As of December 31, 2003

Name of individual                        Amount  Business purpose                 Balance as of  Payment terms
                                                                                   June 13, 2005
------------------------------------ ------------ --------------------------- ------------------- ----------------------------

Kangrang Ma                                9,079  Temporary borrowing                         --  Paid


         The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest; the Promissory Note is convertible in the Company's sole discretion into 10,465,725 (post a one for eighteen reverse split and provided that such reverse split has occured) shares to exchange for 70% of the outstanding shares of Northwest. The Promissory Note was originally due on June 30, 2005 and has been extended to December 31, 2005. The Promissory Note accrues interest at the rate of 5% per annum.


ITEM 13.      EXHIBITS

3.1.  Articles of Incorporation (1) 3.2 By Laws (1)
3.3   Certificate of Amendment to Articles of Incorporation (2)
10.1 Stock Purchase Agreement dated as of December 20, 2004 by and among Art Malone, Jr., Zhi Lan Wang and Jun Lin (3)
10.2 Agreement and Plan of Reorganization dated as of December 20, 2004 by and among Secured Data, Inc., Northwest Bio-Technic Inc., and the shareholders of Northwest Bio- Technic Inc.; and Convertible Promissory Note (3)
10.3. Amendment No. 1 to the Convertible Promissory Note Due June 30, 2005 (4)
31.1  Sarbanes Oxley Section 302 Certification of Chief Executive Officer
31.2  Sarbanes Oxley Section 302 Certification of Chief Financial Officer
32.1  Sarbanes Oxley Section 906 Certification of Chief Executive Officer
32.2  Sarbanes Oxley Section 906 Certification of Chief Financial Officer
99.1  Code of Ethics (2)

(1) Incorporated by reference from the Registration Statement on Form SB-2 filed on or about July 28, 2000.

(2) Incorporated by reference from the Annual Report on Form 10-K filed on or about June 20, 2005.
(3) Incorporated by reference from the Current Report on Form 8-K filed on or about December 27, 2004.
(4) Incorporated by reference from the Current Report on Form 8-K filed on or about July 7, 2005.


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

ALL OTHER FEES

         The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2004: $0          - Jimmy C. H. Cheung & Co.

2003: $3,350      - Epstein, Weber & Conover, PLC

AUDIT COMMITTEE

         The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2004 were pre-approved by the audit committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  July 27, 2005                               By: /s/ Jingan Wang
                                                   Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE           TITLE                                                                   DATE
---------           -----                                                                   ----
/s/ Jingan Wang     Chairman and Chief Executive Officer (Principal Executive Officer)      July 27, 2005

/s/ Sanding Tao     Chief Financial Officer (Principal Financial Officer)                   July 27, 2005

/s/ Xinwen Hou      Secretary, Director                                                     July 27, 2005

                               SECURED DATA, INC.
                                AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

                       SECURED DATA, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                           Pages

Report of Independent Registered Public Accounting Firm                      1

Balance Sheet as of December 31, 2004 (Consolidated and Restated)            2

Statements of Operations and Comprehensive loss for the years
  ended December 31, 2004 (Consolidated and Restated) and 2003               3

Statements of Stockholders' Equity for the years ended December 31, 2004
  (Consolidated and Restated) and 2003                                       4

Statements of Cash Flows for the years ended December 31, 2004
  (Consolidated and Restated) and 2003                                       5

Notes to Consolidated Financial Statements as of December 31, 2004
  (Restated)                                                            6 - 14

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)

                                     ASSETS


                                                                                  2004
                                                                         (As Restated)
                                                                          ------------
CURRENT ASSETS
    Cash and cash equivalents                                             $    167,511
    Accounts receivable, net of allowances                                     104,144
    Inventories, net                                                         1,302,025
    Due from stockholders                                                       62,493
    Other assets                                                               335,058
                                                                          ------------
        Total Current Assets                                                 1,971,231

PROPERTY AND EQUIPMENT, NET                                                    879,503

LAND USE RIGHTS, NET                                                           133,974

OTHER ASSETS
    Investment in affiliate                                                     31,190
                                                                          ------------
TOTAL ASSETS                                                              $  3,015,898
                                                                          ------------


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $     56,454
    Other payables and accrued expenses                                        145,191
    Value added tax payables                                                    12,323
    Income tax and other tax payables                                            6,684
    Convertible note payable                                                 1,900,000
    Due to stockholders                                                        193,433
                                                                          ------------
        Total Current Liabilities                                            2,314,085
                                                                          ------------

COMMITMENTS AND CONTINGENCIES                                                       --

MINORITY INTEREST                                                               58,915
                                                                          ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued and outstanding                                                 --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                                93,605
    Additional paid-in capital                                               2,583,391
    Retained earnings (deficit)
      Unappropriated                                                        (2,041,348)
      Appropriated                                                               7,250
                                                                          ------------
        Total Stockholders' Equity                                             642,898
                                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  3,015,898
                                                                          ------------

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                         2004
                                                               (Consolidated)
                                                                (As Restated)            2003
                                                                 ------------    ------------
NET SALES                                                        $  2,478,763    $    715,859

COST OF SALES                                                      (2,235,189)       (683,430)
                                                                 ------------    ------------

GROSS PROFIT                                                          243,574          32,429
                                                                 ------------    ------------

OPERATING EXPENSES
    Selling expenses and distribution expenses                         41,569          49,833
    General and administrative expenses                               415,342          41,729
    Depreciation and amortization                                       9,012           5,543
                                                                 ------------    ------------
           Total Operating Expenses                                   465,923          97,105
                                                                 ------------    ------------

LOSS FROM OPERATIONS                                                 (222,349)        (64,676)

OTHER INCOME (EXPENSES)
    Equity in loss of affiliate                                          (211)             --
    Interest income, net                                                1,260          51,762
    Other income, net                                                     711             272
                                                                 ------------    ------------
           Total Other Income                                           1,760          52,034

                                                                 ------------    ------------
LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST              (220,589)        (12,642)

INCOME TAX EXPENSE                                                     (7,503)             --

MINORITY INTEREST                                                       8,362           6,606
                                                                 ------------    ------------

NET LOSS                                                             (219,730)         (6,036)

OTHER COMPREHENSIVE  LOSS
    Foreign currency translation loss                                      --              --
                                                                 ------------    ------------

COMPREHENSIVE LOSS                                               $   (219,730)   $     (6,036)
                                                                 ------------    ------------

Net loss per share-basic and diluted                             $     (0.003)   $         --
                                                                 ------------    ------------

Weighted average number of shares outstanding during the year-
    basic and diluted                                              81,123,434      80,735,590
                                                                 ------------    ------------


    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                                                         Additional
                                            Preferred Stock                  Common Stock                  paid-in
                                       Shares           Amount           Shares           Amount           capital
                                   --------------   --------------   --------------   --------------    --------------
Balance at January 1, 2003                      $               --       80,735,590   $       80,736    $    4,446,260

Net loss for the year                                           --                                --                --
                                   --------------   --------------   --------------   --------------    --------------
Balance at December 31, 2003                   --               --       80,735,590           80,736         4,446,260

Stock issued in recapitalization                                --       12,869,368           12,869          (465,640)

Recapitalization                                                --               --               --        (1,397,229)

Net loss for the year                                           --                                --                --

Transfer to statutory and staff
    welfare reserves                                            --                                --                --
                                   --------------   --------------   --------------   --------------    --------------
Balance at December 31, 2004
(consolidated)                                 --   $           --       93,604,958   $       93,605    $    2,583,391
                                   --------------   --------------   --------------   --------------    --------------


                                   Unappropriated     Appropriated
                                      retained          retained
                                       deficit          earnings           Total
                                   --------------    --------------    --------------
Balance at January 1, 2003         $   (1,808,415)   $           83         2,718,664

Net loss for the year                      (6,036)               --            (6,036)
                                   --------------    --------------    --------------
Balance at December 31, 2003           (1,814,451)               83         2,712,628

Stock issued in recapitalization       (1,397,229)               --        (1,850,000)

Recapitalization                        1,397,229                --                --

Net loss for the year                    (219,730)               --          (219,730)

Transfer to statutory and staff
    welfare reserves                       (7,167)            7,167                --
                                   --------------    --------------    --------------
Balance at December 31, 2004
(consolidated)                     $   (2,041,348)   $        7,250           642,898
                                   --------------    --------------    --------------

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED) AND 2003

                                                                                  2004
                                                                          (As Restated)           2003
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $   (219,730)   $     (6,036)
    Adjusted to reconcile net loss to cash provided
       by (used in) operating activities:
       Depreciation and amortization - cost of sales                            85,085          72,185
       Depreciation and amortization                                             9,012              --
       Equity in loss of affiliate                                                 211              --
       Minority interest                                                        (8,362)         (6,606)
    Changes in operating assets and liabilities (Increase) decrease in:
       Accounts receivable, net                                                122,023        (178,863)
       Inventories, net                                                       (405,019)        319,450
       Other receivables                                                      (236,920)        (69,131)
       Increase (decrease) in:
       Accounts payable                                                          7,194         (15,876)
       Other payables and accrued expenses                                     101,234         (24,423)
       Value added tax payables                                                 12,323              --
       Income tax and other taxes payable                                        6,586              --
                                                                          ------------    ------------
       Net cash (used in) provided by operating activities                    (526,363)         90,700
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                               506,774              --
    Decrease (increase) in due from stockholders                               569,717        (133,421)
    Purchase of property and equipment                                        (305,070)        (19,134)
    Investment in affiliate                                                    (31,401)             --
    Acquisition of land use rights                                            (134,661)             --
                                                                          ------------    ------------
       Net cash provided by (used in) investing activities                     605,359        (152,555)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) increase in note payable                                       (241,642)         59,806
    Contribution by the stockholders                                            50,000              --
    Increase (decrease) in due to stockholders                                 184,354         (99,317)
                                                                          ------------    ------------
       Net cash provided by (used in) financing activities                      (7,288)        (39,511)
                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            71,708        (101,366)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  95,803         197,169
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $    167,511    $     95,803
                                                                          ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
    Income taxes                                                          $     (7,503)   $         --
                                                                          ------------    ------------

    Interest expenses                                                     $         --    $     (2,152)
                                                                          ------------    ------------



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

      A summary of significant effects of the restatement is as follows:

                                                December 31,
                                                        2004    December 31,
                                              (As Previously            2004
Statement of Operations                            Reported)   (As Restated)
                                                ------------    ------------

Net sales                                       $  2,478,763    $  2,478,763
Cost of sales                                     (2,235,189)     (2,235,189)
Gross profit                                         243,574         243,574
Operating expenses                                   964,637         465,923
Loss from operations                                (721,063)       (222,349)
Other income (expenses)                                1,760           1,760
Income tax expense                                    (7,503)         (7,503)
Minority interest                                      8,362           8,362
Net loss                                            (718,444)       (219,730)
Net loss per share-basic and diluted            $      (0.01)   $     (0.003)
Weighted average number of shares outstanding
    during the year-basic and diluted             81,123,434      81,123,434

                                               December 31,
                                                       2004      December 31,
                                             (As Previously              2004
Balance sheet                                     Reported)     (As Restated)
                                             --------------    --------------

Current assets                               $    1,971,231    $    1,971,231
Property and equipment, net                         879,503           879,503
Land use rights, net                                133,974           133,974
Other assets                                         31,190            31,190
Total assets                                      3,015,898         3,015,898
Current liabilities                               2,314,085         2,314,085
Minority interest                                    58,915            58,915
Stockholders' equity
    Common stock                                     93,605            93,605
    Additional paid-in capital                    3,082,105         2,583,391
    Retained earnings (deficit)
      Unappropriated                             (2,540,062)       (2,041,348)
      Appropriated                                    7,250             7,250
Total liabilities and stockholders' equity   $    3,015,898    $    3,015,898

3.    ACCOUNTS RECEIVABLE

      Accounts receivable at December 31, 2004 consisted of the following:

                                            2004
                                        --------

Accounts receivable                     $104,144
Less: allowance for doubtful accounts         --
                                        --------
Accounts receivable, net                $104,144
                                        --------

      As of December 31, 2004 and 2003, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)


4.    INVENTORIES

      Inventories at December 31, 2004 consisted of the following:

                                              2004
                                        ----------

      Raw materials                     $1,047,781
      Work-in-progress                      11,917
      Finished goods                       242,327
                                        ----------
                                         1,302,025
      Less: provision of obsolescence           --
                                        ----------
                                        $1,302,025
                                        ----------

      For the year ended December 31, 2004 and 2003, the Company did not have any obsolete inventories.


5.    OTHER ASSETS

      Other assets at December 31, 2004 consisted of the following:

                                       2004
                                   --------

      Short-term note receivable   $181,159
      Advances to staff              39,227
      Prepayments                    63,018
      Trade deposits paid            32,590
      Other                          19,064
                                   --------
                                   $335,058
                                   --------

6.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at December 31, 2004:

                                                          2004
                                                    ----------

      Plant and machinery                           $  769,476
      Motor vehicles                                    87,262
      Furniture and office equipment                    20,251
      Construction in progress - factory building      286,039
                                                    ----------
                                                     1,163,028
      Less: accumulated depreciation                   283,525
                                                    ----------
      Property and equipment, net                   $  879,503
                                                    ----------

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

                       SECURED DATA, INC. AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2004 (CONSOLIDATED AND RESTATED)


7.    INVESTMENT IN AFFILIATE (CONTINUED)

      A summary of the unaudited financial statements of the affiliate as of December 31, 2004 is as follows:

      Current assets                                         $ 425,641
      Non-current assets                                         1,086
                                                             ---------
      Total assets                                             426,727
                                                             ---------
      Current liabilities                                        4,831
      Stockholders' equity                                     421,896
                                                             ---------
      Total liabilities and stockholders' equity             $ 426,727
                                                             ---------
      Revenue                                                $      --
                                                             ---------
      Net loss from November 11, 2004 to December 31, 2004        (810)
                                                             ---------

      The Company's share of the loss for 2004 :
      Company share at 26% and equity in loss of affiliate   $    (211)
                                                             ---------

8.    OTHER PAYABLES AND ACCRUED EXPENSES

      Other payables and accrued liabilities at December 31, 2004 consist of the following:

                                             2004
                                         --------

      Other payables                     $ 24,640
      Accrued expenses                    113,599
      Deposits received from customers      6,952
                                         --------
                                         $145,191
                                         --------

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

      The Company incurred transaction costs associated with the reverse merger of $247,000 and costs associated with the removal of factory of approximately $55,000. Total one off expenses of $302,000 made up the 73% of total general and administrative expenses without which the Company would be profitable.

      The Company is also taking steps to increase its operating capacity and service providers to implement its business plan. Management believes that actions presently being taken to implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.


15.   SUBSEQUENT EVENT

      On March 23, 2005 the Company's Board of Directors approved, subject to the approval of the Company's stockholders, an 18 for 1 reverse split of the Company's issued and outstanding common stock and an amendment to its Articles of Incorporation changing the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc."