Form 10QSB/A
period 2005-03-31
SECURED DATA INC /NV/
filed 2005-07-27
CIK 1119951

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


                        Commission file number: 000-32253

                               SECURED DATA, INC.
                               ------------------
                      (formerly known As Secured Data, Inc.
           (Name of Small Business Issuer as specific in its Charter)

           Nevada                                        87-0650264
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

            Balance Sheet as of March 31, 2005 (unaudited)                     3

            Statements  of  Operations  for the  three-month  period Ended
            March 31, 2005 (unaudited)                                         4

            Statements of Cash Flows for the three-months  ended March 31,
            2005 (unaudited)                                                   5

            Notes to the Financial Statements                                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation            15

Item 3.  Controls and Procedures                                              21

PART II. OTHER INFORMATION                                                    22

Item 1.  Legal Proceedings                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3.  Defaults Upon Series Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    23

Item 6:  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    23

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS                            March 31, 2005     December 31,
                                                                         (Unaudited)          2004
                                                                        (As Restated)     (As Restated)
                                                                         -----------       -----------
CURRENT ASSETS
    Cash and cash equivalents                                            $   219,303       $   167,511
    Accounts receivable, net of allowances                                   504,967           104,144
    Inventories, net                                                       1,325,367         1,302,025
    Tax receivable                                                             3,407                --
    Due from stockholders                                                    272,324            62,493
    Deposits for investment                                                1,665,459                --
    Other assets                                                             371,054           335,058
                                                                         -----------       -----------
        Total Current Assets                                               4,361,881         1,971,231

PROPERTY AND EQUIPMENT, NET                                                  862,080           879,503

LAND USE RIGHTS, NET                                                         133,288           133,974

OTHER ASSETS
    Investment in affiliate                                                   31,078            31,190
                                                                         -----------       -----------
TOTAL ASSETS                                                             $ 5,388,327       $ 3,015,898
                                                                         ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $    77,562       $    56,454
    Other payables and accrued expenses                                      162,472           145,191
    Value added tax payables                                                      --            12,323
    Income tax and other tax payables                                          6,899             6,684
    Convertible note payable                                               1,900,000         1,900,000
    Due to stockholders                                                       73,868           193,433
                                                                         -----------       -----------
        Total Current Liabilities                                          2,220,801         2,314,085
                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                     --                --

MINORITY INTEREST                                                             56,832            58,915
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued and outstanding                                               --                --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                              93,605            93,605
    Additional paid-in capital                                             4,998,849         2,583,391
    Retained earnings (deficit)
      Unappropriated                                                      (1,989,010)       (2,041,348)
      Appropriated                                                             7,250             7,250
                                                                         -----------       -----------
        Total Stockholders' Equity                                         3,110,694           642,898
                                                                         -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 5,388,327       $ 3,015,898
                                                                         ===========       ===========

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                      For the Three       For the Three
                                                                       Months Ended       Months Ended
                                                                      March 31, 2005     March 31, 2004
                                                                       ------------       ------------
NET SALES                                                              $    926,538       $    533,619

COST OF SALES                                                              (816,815)          (462,086)
                                                                       ------------       ------------

GROSS PROFIT                                                                109,723             71,533
                                                                       ------------       ------------

OPERATING EXPENSES
    Selling expenses and distribution expenses                               16,394              7,522
    General and administrative expenses                                      42,076              8,800
    Depreciation and amortization                                            17,393             12,987
                                                                       ------------       ------------
           Total Operating Expenses                                          75,863             29,309
                                                                       ------------       ------------

INCOME FROM OPERATIONS                                                       33,860             42,224

OTHER INCOME (EXPENSE)
    Equity in loss of affiliate                                                (112)                --
    Interest income, net                                                         49                166
    Other income (expense), net                                              42,270             (1,107)
                                                                       ------------       ------------
           Total Other Income (expense)                                      42,207               (941)

                                                                       ------------       ------------
PROFIT FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST                    76,067             41,283

INCOME TAX EXPENSE                                                          (25,812)           (14,049)

MINORITY INTEREST                                                             2,083              2,110
                                                                       ------------       ------------

NET INCOME                                                                   52,338             29,344

OTHER COMPREHENSIVE  INCOME
    Foreign currency translation loss                                            --                 --
                                                                       ------------       ------------

COMPREHENSIVE INCOME                                                   $     52,338       $     29,344
                                                                       ============       ============

Net income per share-diluted                                           $         --       $         --
                                                                       ============       ============

Weighted average number of shares outstanding during the period -
    diluted                                                              93,604,958         80,735,590
                                                                       ============       ============

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED AND RESTATED)

                                                                                 Additional Unappropriated Appropriated
                                   Preferred Stock             Common Stock        paid-in     retained      retained
                                Shares       Amount      Shares        Amount      capital      deficit      earnings      Total
                             -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Balance at December 31, 2004          --           --   93,604,958       93,605    2,583,391   (2,041,348)        7,250      642,898

Registered capital
  appropriation                                                 --           --    2,415,458           --            --    2,415,458

Net income for the period                                       --           --           --       52,338            --       52,338
                             -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
Balance at March 31, 2005             --  $        --   93,604,958       93,605  $ 4,998,849  $(1,989,010)        7,250    3,110,694
                             ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        For the Three       For the Three
                                                                         Months Ended       Months Ended
                                                                        March 31, 2005     March 31, 2004
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $    52,338       $    29,344
    Adjusted to reconcile net loss to cash provided
       by (used in) operating activities:
       Depreciation and amortization - cost of sales                           56,221            17,167
       Depreciation and amortization                                           17,393            12,987
       Equity in loss of affiliate                                                112                --
       Minority interest                                                       (2,083)           (2,110)
    Changes in operating assets and liabilities (Increase) decrease in:
       Accounts receivable                                                   (400,823)           87,860
       Inventories                                                            (23,342)          110,539
       Tax receivable                                                          (3,407)               --
       Other receivables                                                      (35,996)         (611,552)
       Increase (decrease) in:
       Accounts payable                                                        21,108              (837)
       Other payables and accrued expenses                                     17,281            13,784
       Value added tax payables                                               (12,323)           40,085
       Income tax and other taxes payable                                         215             8,337
                                                                          -----------       -----------
       Net cash used in operating activities                                 (313,306)         (294,396)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                   --           506,774
    (Increase) decrease in due from stockholders                             (209,831)              249
    Increase in due from an associate                                      (1,665,459)               --
    Purchase of property and equipment                                        (55,505)           (1,779)
                                                                          -----------       -----------
       Net cash (used in) provided by investing activities                 (1,930,795)          505,244
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Registered capital appropriation                                        2,415,458                --
    Decrease in notes payable                                                      --          (241,642)
    Decrease in due to stockholders                                          (119,565)               --
                                                                          -----------       -----------
       Net cash provided by (used in) financing activities                  2,295,893          (241,642)
                                                                          -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           51,792           (30,794)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              167,511            95,803
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   219,303       $    65,009
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Income taxes                                                          $        --       $        --
                                                                          ===========       ===========

    Interest expenses                                                     $        --       $        --
                                                                          ===========       ===========

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2005 (UNAUDITED AND RESTATED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A)   Organization

            Secured Data, Inc. ("Secured Data") was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc.

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

            On December 20, 2004, pursuant to a Stock Purchase Agreement, a Secured Data shareholder sold 7,229,601 shares in Secured Data to two Northwest shareholders for $300,000. On the same date, Secured Data entered into an Agreement and Plan of Reorganization with the shareholders of Northwest to exchange 30% of Northwest's outstanding shares for 80,735,590 shares of Secured Data. In addition, the Agreement calls for Secured Data to issue a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Secured Data for the remaining 70% of Northwest. As of May 15, 2005, the Convertible Note has not been exercised.

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

            Accordingly, the financial statements include the following:

      (1) The balance sheets as of March 31, 2005 (unaudited) and December 31, 2004 consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

      (2) The statement of operations for the three months ended March 31, 2005 (unaudited) includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

      (C)   Principles of consolidation

            The accompanying consolidated financial statements as of March 31, 2005 (unaudited) include the accounts of Secured Data and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng
            Biochemistry, 70% owned subsidiary Huifeng Engineering and 26% investment in Huifeng Pharmaceutical under the equity method of accounting. The accompanying financial statements as of December 31, 2004 include the accounts of Secured Data and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 86.7% owned subsidiary Huifeng Pharmaceutical from the date of its acquisition on June 16, 2004 to the date of its dilution in November 10, 2004. The Company accounts for its investment in Huifeng Pharmaceutical from November 11, 2004 to December 31, 2004 under the equity method of accounting. Minority interest represents the minority shareholders' proportionate share of Huifeng Engineering and Huifeng Pharmaceutical. All significant inter-company balances and transactions have been eliminated in consolidation.

      (D)   Cash and cash equivalents

            For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

      (E)   Accounts receivable

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customer and current relationships with them. As of March 31, 2005 (unaudited) the Company considers all its accounts receivable to be collectable and no provision for doubtful accounts has been made in the financial statements.

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

      (I)   Fair value of financial instruments

            Statement of Financial  Accounting  Standards  No. 107,  "Disclosure
            About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, other receivables, tax receivable, accounts payable, other payables, taxes payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

      (J)   Revenue recognition

            The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

      (K)   Income taxes

            The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

            PRC income tax is computed according to the relevant laws and regulations in the PRC. The Company's subsidiaries being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. The income tax expenses for the three months ended March 31, 2005 and 2004 were $25,812 and $14,049 respectively.

      (L)   Foreign currency translation

            The functional currency of the Company is the Chinese Renminbi ("RMB"). Transactions denominated in currencies other than RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the three months ended March 31, 2005 and 2004 as the RMB is pegged to the United States dollar.

      (M)   Comprehensive income

            The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive loss in the statements of operations and stockholders' equity. Cumulative translation adjustment amounts were insignificant at and for the three months ended March 31, 2005 and 2004.

      (N)   Earnings per share

            Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the three months ended March 31, 2005 and 2004.

            The weighted average of shares used to compute the diluted earnings per share in these financial statements (unaudited) would potentially be further diluted by 10,465,725 shares of common stock (post a one for eighteen reverse split) in the future had the convertible promissory note of $1,900,000 be exercised.

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

     A summary of significant effects of the restatement is as follows:

                                                  December 31,
                                                      2004          December 31,
                                                (As Previously        2004
Statement of Operations for the year               Reported)       (As Restated)
  ended December 31, 2004                        ------------      ------------
Net sales                                        $  2,478,763      $  2,478,763
Cost of sales                                      (2,235,189)       (2,235,189)
Gross profit                                          243,574           243,574
Operating expenses                                    964,637           465,923
Loss from operations                                 (721,063)         (222,349)
Other income (expenses)                                 1,760             1,760
Income tax expense                                     (7,503)           (7,503)
Minority interest                                       8,362             8,362
Net loss                                             (718,444)         (219,730)
Net loss per share-basic and diluted             $      (0.01)     $     (0.003)
Weighted average number of shares outstanding
     during the year-basic and diluted             81,123,434         81,123,434

                                                    December 31,
                                                      2004          December 31,
                                                (As Previously         2004
Balance sheet as of December 31, 2004              Reported)       (As Restated)
                                                 ------------      ------------
Current assets                                   $  1,971,231      $  1,971,231
Property and equipment, net                            89,503           879,503
Land use rights, net                                  133,974           133,974
Other assets                                           31,190            31,190
Total assets                                        3,015,898         3,015,898
Current liabilities                                 2,314,085         2,314,085
Minority interest                                      58,915            58,915
Stockholders' equity
     Common stock                                      93,605            93,605
     Additional paid-in capital                     3,082,105         2,583,391
     Retained earnings (deficit)
       Unappropriated                              (2,540,062)       (2,041,348)
       Appropriated                                     7,250             7,250
Total liabilities and stockholders' equity       $  3,015,898      $  3,015,898

                                                   March 31,
                                                     2005            March 31,
                                                (As Previously         2005
Balance sheet as of March 31, 2005 (unaudited)    Reported)        (As Restated)
                                                 ------------      ------------
Current assets                                   $  4,361,881      $  4,361,881
Property and equipment, net                           862,080           862,080
Land use rights, net                                  133,288           133,288
Other assets                                           31,078            31,078
Total assets                                        5,388,327         5,388,327
Current liabilities                                 2,220,801         2,220,801
Minority interest                                      56,832            56,832
Stockholders' equity
     Common stock                                      93,605            93,605
     Additional paid-in capital                     5,497,563         4,998,849
     Retained earnings (deficit)
       Unappropriated                              (2,487,724)       (1,989,010)
       Appropriated                                     7,250             7,250
Total liabilities and stockholders' equity       $  5,388,327      $  5,388,327

3.    ACCOUNTS RECEIVABLE

      Accounts receivable at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------
      Accounts receivable                            $  504,967       $  104,144
      Less: allowance for doubtful accounts                  --               --
                                                     ----------       ----------
      Accounts receivable, net                       $  504,967       $  104,144
                                                     ==========       ==========

      As of March 31, 2005 (unaudited) and December 31, 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4.    INVENTORIES

     Inventories at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------
      Raw materials                                  $1,071,819      $1,047,781
      Work-in-progress                                   11,296          11,917
      Finished goods                                    242,252         242,327
                                                     ----------      ----------
                                                      1,325,367       1,302,025
      Less: provision of obsolescence                        --              --
                                                     ----------      ----------
                                                     $1,325,367      $1,302,025
                                                     ==========       ==========

      For the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited), the Company did not have any obsolete inventories.


5.    OTHER ASSETS

     Other assets at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------
      Short-term note receivable                     $  181,159      $  181,159
      Advances to staff                                  12,509          39,227
      Prepayments                                        76,523          63,018
      Trade depostis paid                                80,059          32,590
      Others                                             20,804          19,064
                                                     ----------      ----------
                                                     $  371,054      $  335,058
                                                     ==========      ==========

6.    PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at March 31, 2005 (unaudited) and December 31, 2004:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------
      Plant and machinery                            $  808,341      $  769,476
      Motor vehicles                                     87,262          87,262
      Furniture and office equipment                     29,047          20,251
      Construction in progress - factory building       293,883         286,039
                                                     ----------      ----------
                                                      1,218,533       1,163,028
      Less: accumulated depreciation                    356,453         283,525
                                                     ----------      ----------
      Property and equipment, net                    $  862,080      $  879,503
                                                     ==========      ==========

      Depreciation   expenses   for  the  three  months  ended  March  31,  2005
      (unaudited) and March 31, 2004 (unaudited) were $72,928 and $30,154 respectively.

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

      A summary of the unaudited financial statements of the affiliate as of March 31, 2005 and December 31, 2004 is as follows:

                                                                   2005               2004
                                                                -----------       -----------
      Current assets                                            $   434,181       $   425,641
      Non-current assets                                          1,652,740             1,086
                                                                -----------       -----------
      Total assets                                                2,086,921           426,727
                                                                ===========       ===========
      Current liabilities                                         1,665,459             4,831
      Stockholders' equity                                          421,462           421,896
                                                                ===========       ===========
      Total liabilities and stockholders' equity                $ 2,086,921       $   426,727
                                                                ===========       ===========
      Revenue                                                   $        --       $        --
                                                                ===========       ===========
      Net loss from November 11, 2004 to December 31, 2004               --              (810)
                                                                ===========       ===========
      Net loss from January 1, 2005 to March 31, 2005                  (433)               --
                                                                ===========       ===========

      The Company's share of the loss for the period :
      Company share at 26% and equity in loss of affiliate      $      (112)      $      (211)
                                                                ===========       ===========

8.    OTHER PAYABLES AND ACCRUED EXPENSES

      Other payables and accrued liabilities at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------
      Other payables                                 $   25,152       $   24,640
      Accrued expenses                                  111,470          113,599
      Deposits received from customers                   25,850            6,952
                                                     ----------       ----------
                                                     $  162,472       $  145,191
                                                     ==========       ==========

9.    CONVERTIBLE NOTE PAYABLE

      Note payable at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                        2005
                                                     (Unaudited)         2004
                                                     ----------       ----------

Convertible Promissory Note                          $1,900,000       $1,900,000
                                                     ==========       ==========

      Pursuant to a Convertible Promissory Note, the Company promises to pay to Shareholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5% per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 days year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company's restricted common stock at $0.1815 per share, provided a require 1 for 18 reverse stock split of the common stock has been effected. As of May 15, 2005, the Convertible Promissory Note has not been exercised.

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

      (B)   Commitments

            The Company occupies office space from a third party under an operating lease which expires on March 2006 at a quarterly rental of $3,080. Accordingly, for the three months ended March 31, 2005 and 2004, the Company recognized rental expense for this space in the amount of $3,080 and $3,080 respectively.

            As of March 31, 2005, the Company has outstanding commitments with respect to non-cancelable operating leases, which are due as follows:


            2005                                                      $    9,239
            ----                                                      ----------
            2006                                                           3,080
                                                                      $   12,319
                                                                      ==========

11.   SHAREHOLDERS' EQUITY

      (A)   Capital contribution

            During the three months ended March 31, 2005, the Company's subsidiary Xian Huifeng Biochemistry Joint-Stock Company Limited ("Huifeng Biochemistry") declared a contribution of $2,415,459 to be used to increase its registered capital.

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

12.   RELATED PARTY TRANSACTIONS

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

      The Company had advanced funds to an associate totaling $1,665,459.

13.   CONCENTRATIONS AND RISKS

      During the three months ended March 31, 2005 and 2004, 100% of the Company's assets were located in China, 79% and 93%, respectively, of the Company's revenues were derived from companies located in China.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

                                               Three Months Ended
                                         March 31, 2005     March 31, 2004
                                         --------------     --------------

Revenues                                       100.00%               100%
Cost of Revenues                              (88.16%)           (86.59%)
Gross Margin                                    11.84%             13.41%
General and administrative expenses            (4.54%)            (1.65%)
Selling and distribution expenses              (1.77%)            (1.41%)
Depreciation and amortization                  (1.88%)            (2.43%)
Equity in loss of affiliate                    (0.01%)              0.00%
Interest income, net                             0.00%              0.03%
Other income (expense), net                      4.56%            (0.21%)
Income tax expenses                            (2.79%)            (2.63%)
Minority interest                                0.22%              0.40%
Net income                                       5.65%              5.50%

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

There have been no changes during the period covered by this report in the Company's internal controls or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this July 27. 2005.


                               SECURED DATA, INC.
                           By: /s/ JING AN WANG
                               -----------------------
                               Jing An Wang
                               Chief Executive Officer