Form 10QSB
period 2005-06-30
SECURED DATA INC /NV/
filed 2005-08-12
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of the registrant's common equity as of June 30, 2005, was 93,604,958 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                               SECURED DATA, INC.
                            INDEX TO THE FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited)

         Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2005 (unaudited)

         Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2005 (unaudited)

         Notes to Condensed Consolidated Financial Statements

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

Item 3.  Defaults Upon Series Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6:  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF JUNE 30, 2005 (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $    343,758
    Accounts receivable                                                    462,158
    Inventories, net                                                     1,431,090
    Loans receivable                                                       422,705
    Tax receivable                                                          13,094
    Due from stockholders                                                  258,290
    Other receivables                                                      337,059
                                                                      ------------
        Total Current Assets                                             3,268,154

PROPERTY AND EQUIPMENT, NET                                              2,355,933

LAND USE RIGHTS, NET                                                       132,601
                                                                      ------------
TOTAL ASSETS                                                          $  5,756,688
                                                                      ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                  $     88,988
    Other payables and accrued expenses                                    109,243
    Income tax and other tax payables                                       25,787
    Convertible note payable                                             1,900,000
    Due to stockholders                                                      1,208
                                                                      ------------
        Total Current Liabilities                                        2,125,226
                                                                      ------------

COMMITMENTS AND CONTINGENCIES                                                   --

MINORITY INTEREST                                                          468,607
                                                                      ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        non issued and outstanding                                              --
    Common stock, $0.001 par value, 100,000,000 shares authorized,
        93,604,958 shares issued and outstanding                            93,605
    Additional paid-in capital                                           4,998,849
    Retained earnings (deficit)
      Unappropriated                                                    (1,936,849)
      Appropriated                                                           7,250
                                                                      ------------
        Total Stockholders' Equity                                       3,631,462
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  5,756,688
                                                                      ------------

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                                 For the Three     For the Three     For the Six       For the Six
                                                 Months Ended      Months Ended      Months Ended      Months Ended
                                                 June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                 --------------    --------------    --------------    --------------
NET SALES                                        $      416,274    $      679,893    $    1,342,812    $    1,213,512

COST OF SALES                                          (276,888)         (619,976)       (1,093,703)       (1,082,062)
                                                 --------------    --------------    --------------    --------------

GROSS PROFIT                                            139,386            59,917           249,109           131,450
                                                 --------------    --------------    --------------    --------------

OPERATING EXPENSES
    Selling expenses and distribution expenses           32,311             8,481            48,705            16,003
    General and administrative expenses                  45,674             5,774            87,750            14,574
    Depreciation and amortization                        17,377             8,290            34,770            21,277
                                                 --------------    --------------    --------------    --------------
           Total Operating Expenses                      95,362            22,545           171,225            51,854
                                                 --------------    --------------    --------------    --------------

INCOME FROM OPERATIONS                                   44,024            37,372            77,884            79,596

OTHER INCOME (EXPENSE)
    Equity in loss of affiliate                              --                --              (112)               --
    Goodwill written off                                 (2,764)               --            (2,764)               --
    Interest income (expense), net                        7,588              (529)            7,637              (363)
    Other income (expense), net                              --                --            42,270            (1,107)
                                                 --------------    --------------    --------------    --------------
           Total Other Income (expense)                   4,824              (529)           47,031            (1,470)

INCOME FROM OPERATIONS BEFORE TAXES AND
                                                 --------------    --------------    --------------    --------------
    MINORITY INTEREST                                    48,848            36,843           124,915            78,126

INCOME TAX EXPENSE                                           --            (4,692)          (25,812)          (18,741)

MINORITY INTEREST                                         3,313             2,077             5,396             4,187
                                                 --------------    --------------    --------------    --------------

NET INCOME                                               52,161            34,228           104,499            63,572

OTHER COMPREHENSIVE INCOME
    Foreign currency translation loss                        --                --                --                --
                                                 --------------    --------------    --------------    --------------

COMPREHENSIVE INCOME                             $       52,161    $       34,228    $      104,499    $       63,572
                                                 --------------    --------------    --------------    --------------

Net income per share - diluted                   $           --    $           --    $           --    $           --
                                                 --------------    --------------    --------------    --------------

Weighted average number of shares outstanding
    during the period - diluted                      93,604,958        80,735,590        93,604,958        80,735,590
                                                 --------------    --------------    --------------    --------------

    The accompanying notes are an integral part of these financial statements

                       SECURED DATA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Six        For the Six
                                                                           Months Ended      Months Ended
                                                                          June 30, 2005     June 30, 2004
                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   104,499            63,572
    Adjusted to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization - cost of sales                              68,050            30,750
       Depreciation and amortization                                              34,770            21,277
       Equity in loss of affiliate                                                31,190                --
       Minority interest                                                         409,692            (4,187)
    Changes in operating assets and liabilities (Increase) decrease in:
       Accounts receivable, net                                                 (358,014)          179,407
       Inventories                                                              (129,065)          (29,497)
       Tax receivable                                                            (13,094)               --
       Other receivables                                                          (2,001)         (647,966)
       Increase (decrease) in:
       Accounts payable                                                           32,534             1,501
       Other payables and accrued expenses                                       (35,948)            5,475
       Value added tax payable                                                   (12,323)           20,371
       Income tax and other taxes payable                                         19,103            14,126
                                                                          --------------    --------------
       Net cash provided by (used) in operating activities                       149,393          (345,171)
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in notes receivable                                                      --           506,774
    (Increase) decrease in due from stockholders                                (195,797)              249
    Purchase of property and equipment                                        (1,577,877)           (2,886)
                                                                          --------------    --------------
       Net cash (used in) provided by investing activities                    (1,773,674)          504,137
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Registered capital appropriation                                           2,415,458                --
    Increase in loans receivable                                                (422,705)               --
    Decrease in notes payable                                                         --          (241,642)
    Decrease in due to stockholders                                             (192,225)               --
                                                                          --------------    --------------
       Net cash provided by (used in) financing activities                     1,800,528          (241,642)
                                                                          --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                  176,247           (82,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 167,511            95,803
                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       343,758            13,127
                                                                          --------------    --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
    Income taxes                                                          $           --    $           --
                                                                          --------------    --------------

    Interest expenses                                                     $           --    $           --
                                                                          --------------    --------------

    The accompanying notes are an integral part of these financial statements

                               SECURED DATA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 June 30, 2005
 ------------------------------------------------------------------------------

NOTE 1            ORGANIZATION AND BASIS OF PRESENTATION

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

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited ("Huifeng Pharmaceutical"), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%.

During 2004, Huifeng Biochemistry's stockholders exchange 100% of their ownership of Huifeng Biochemistry for 500,000 shares of Northwest under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical stockholders and share common management.

On December 20, 2004, pursuant to a Stock Purchase Agreement, a Secured Data stockholder sold 7,229,601 shares in Secured Data to two Northwest stockholders for $300,000. On the same date, Secured Data entered into an Agreement and Plan of Reorganization with the Stockholders of Northwest to exchange 30% of Northwest's outstanding shares for 80,735,590 shares of Secured Data. In addition, the Agreement calls for Secured Data to issued a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Secured Data for the remaining 70% of Northwest. As of Aug 9, 2005, the Convertible Note has not been exercised.

The merger of Secured Data and Northwest has been recorded as a recapitalization by Northwest, with Northwest being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Secured Data, Northwest, Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical are hereafter referred to as ("the Company"). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer ("Northwest") and as a reorganization by the accounting acquiree ("Secured Data").

Accordingly, the financial statements include the following:

(1) The balance sheets as of June 30, 2005 (unaudited) and December 2004 consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2) The statements of operations for the three and six months ended June 30, 2005 (unaudited) includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three and six months ended June 30, 2005, and cash flows for the six months ended June 30, 2005. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2            ACQUISITION

On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%.

NOTE 3            PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of June 30, 2005 (unaudited) include the accounts of Secured Data and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical from the date of its step acquisition on May 27, 2005 to June 30, 2005. The Company accounts for its investment in Huifeng Pharmaceutical from January 1, 2005 to May 26, 2005 under the equity method of accounting. Minority interest represents the minority stockholders' proportionate share of Huifeng Engineering and Huifeng Pharmaceutical. All significant inter-company balances and transactions have been eliminated on consolidation.

NOTE 4            USE OF ESTIMATES

The preparation of the financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 5            EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the six months ended June 30, 2005 and 2004.

The weighted average of shares used to compute the diluted earnings per share in these financial statements (unaudited) would potentially be further diluted by 10,465,725 shares of common stock (post a one for eighteen reverse split) in the future had the convertible promissory note of $1,900,000 be exercised.

NOTE 6            ACQUISITION OF SUBSIDIARY

On May 27, 2005, the Company's subsidiary - Huifeng Biochemistry completed its 80.2% interest step acquisition of Huifeng Pharmaceutical. Under the purchase method of accounting, the total purchase price was allocated to Huifeng Pharmaceutical's net tangible assets based upon the estimated fair values of the assets as of the date of completion of the acquisition.

A summary of the fair value of net assets of Huifeng Pharmaceutical at the date of acquisition is as follows:

Current assets                                                      $   582,743
Non-current assets                                                    1,526,118
                                                                    -----------
Total assets                                                          2,108,861
Current liabilities                                                     (10,870)
                                                                    -----------
Net assets acquired                                                   2,097,991

Minority interest                                                      (415,088)
                                                                    -----------
                                                                      1,682,903
Share of pre-acquisition losses prior to becoming a subsidiary              323
                                                                    -----------
                                                                      1,683,226
Goodwill acquired                                                         2,764
                                                                    -----------

Consideration paid                                                  $ 1,685,990
                                                                    -----------

The unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Huifeng Pharmaceutical occurred at the beginning of each period is as follows:

                               For the Three     For the Three    For the Six      For the Six
                                Months Ended     Months Ended     Months Ended     Months Ended
                               June 30, 2005     June 30, 2004   June 30, 2005     June 30, 2004
                               --------------   --------------   --------------   --------------
Net sales                      $      416,274   $      679,893   $    1,342,812   $    1,213,512

Net income                     $       62,060   $       34,228   $      125,623   $       63,572

Net income per share-diluted   $           --   $           --   $           --   $           --

NOTE 7            GOODWILL

                                                                                 2005
                                                                           (Unaudited)      2004
                                                                         ------------    ------------
Cost of goodwill acquired in step acquisition of a subsidiary            $      2,764    $          -
Amount written off                                                             (2,764)              -
                                                                         ------------    ------------
                                                                         $          -    $          -
                                                                         ------------    ------------

NOTE 8            LOANS RECEIVABLE

Loans receivable at June 30, 2005 (Unaudited) and December 31, 2004 consisted of the following:

                                                                   2005
                                                             (Unaudited)          2004
                                                           ------------   ------------

Loan receivable from a third party, interest rate of 12%        181,159             --
     per annum, non-secured, due September 2005

Loan receivable from a third party, interest rate of 10%
     per annum, non-secured, due November 2005                  241,546             --
                                                           ------------   ------------
                                                                422,705             --
                                                           ------------   ------------

NOTE 9            CONVERTIBLE NOTE PAYABLE

Convertible note payable at June 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                               2005
                                         (Unaudited)                    2004
                                --------------------     --------------------

Convertible note payable        $          1,900,000     $          1,900,000
                                --------------------     --------------------

Pursuant to a Convertible Promissory Note, the Company promises to pay to Stockholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5 % per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 days year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company's restricted common stock at $0.1815 per share, provided a require 1 for 18 reverse stock split of the common stock has been effected. On June 30, 2005, the Company amended the due date of the Convertible Promissory Note from June 30, 2005 to December 31, 2005 with all other terms and conditions set forth in the Note remaining unchanged. As of August 9, 2005, the Convertible Promissory Note has not been exercised.


NOTE 10    COMMITMENTS AND CONTINGENCIES

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

(B)   Commitments

            The Company occupies office space from a third party under an operating lease which expires on March 2006 at a quarterly rental of $3,080. Accordingly, for the six months ended June 30, 2005 and 2004, the Company recognized rental expenses for this space in the amount of $6,160 and $6,160 respectively.

            As of June 30, 2005, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:


            2005                   $            6,159
            2006                                3,080
                                   ------------------
                                   $            9,239
                                   ------------------



NOTE 11    STOCKHOLDERS' EQUITY


      (A)   Stock issuances



            On December 20, 2004 the Company entered into an Agreement and Plan of Reorganization with Northwest Bio-Technic Inc. ("Northwest") to acquire 100% of Northwest equity. The Company issued 80,735,590 shares in exchange for 30% of Northwest's outstanding shares.



            The Company has authorized up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. As of June 30, 2005 there are no issued series of shares of preferred stock.



      (B)   Capital contribution


            During the three months ended March 31, 2005, the Company's subsidiary Xian Huifeng Biochemistry Joint-Stock Company Limited ("Hufeng Biochemistry") declared a contribution of $2,415,459 to be used to increase its registered capital.



      (C)   Appropriated retained earnings


            The Company's wholly owned subsidiary, Huifeng Biochemistry is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus, reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least

            10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.


NOTE 12    RELATED PARTY TRANSACTIONS


The Company had advanced funds totaling $258,290 and $62,493 to stockholders as of June 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

Stockholders had also advanced funds totaling $1,208 and 193,433 to the Company as of June 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

During the three months ended March 31, 2005, the Company advanced funds totaling $1,665,459 to its 26% associate, Xian Huifeng Pharmaceutical Co. Ltd, of which $1,654,589 was advanced for the purpose of increasing, subject to the PRC Government approval, the Company's investment in the affiliate. On May 27, 2005 the PRC Government approval was obtained and the Company interest in the affiliate increased from 26% to 80.2%.

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

At the time of the Acquisition, NBTI had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the "NBTI Shareholders"). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the NBTI Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the "Initial NBTI Consideration") in exchange for 30% of the total outstanding shares of NBTI (such shares of the common stock of the Company allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI); and (ii) a promissory note (the "Promissory Note") payable to the NBTI Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of NBTI. The Promissory Note is convertible into 10,465,725 shares of the Company's common stock (allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company's common stock prior to such conversion. Based on the current ownership of NBTI shares by the NBTI Shareholders, Jing An Wang would receive 5,232,860 shares of the Company's common stock upon conversion, and each of Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company's common stock.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2005 and 2004. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2005 were $416,274 a decrease of $263,619 from $679,893 for same quarter in 2004. Our decreases in sales revenues in 2004 were mainly attributable to the decrease in our sales of the following products in second quarter of 2005 against same quarter in 2004:

Product                                      For quarter ended June 30,
                                  --------------------------------------         Increase /
                                        2005                  2004               (Decrease)
--------------------------------  -----------------      ---------------     ---------------
Pharmaceutical intermediates      $        244,691        $     643,203      $     (398,512)
Pharmaceutical material                         93                5,278             (5,185)
Plant Extractive and others                171,490               31,412             140,078

                                  ----------------        -------------      --------------
TOTAL                             $        416,274        $     679,893      $      263,619
                                  ================        =============      ==============


Cost of revenues for the quarter ended June 30, 2005 were $276,888, a decrease of $343,088 from $619,976 for the quarter ended June 30, 2004. Compared to the quarter ended June 30, 2004, the decrease in cost of sales of our products was because of our decrease in sales revenue in 2005 of the following products against 2004:

Product                                                For quarter ended June 30,
                                                 ---------------------------------------         Increase /
                                                       2005                    2004             (Decrease)
--------------------------------------------     ------------------      ---------------     ---------------
Pharmaceutical intermediates                     $         143,664       $      575,962      $    (432,298)
Pharmaceutical material                                        103                4,434             (4,331)
Plant Extractive and others                                133,121               39,580              93,541

                                                 ------------------      ---------------     ---------------
TOTAL                                            $         276,888       $      619,976      $    (343,088)
                                                 ==================      ===============     ===============


The increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in the three months ended June 30, 2005 as compared to same period in 2004. Our gross profit margin for 2005 improved from 8.8% in the second quarter of 2004 to 33.5% in the same quarter in 2005. The major reason for the increase in profit margin was because of an increase in overseas sales in the three months ended June 30, 2005 as compared to the same period in 2004.

Gross margin for the quarter ended June 30, 2005 was $139,386, an increase of $79,469 from $59,917 for the period ended June 30, 2004.

General and Administrative Expenses

General and Administrative expenses totaled $45,674 for the three months ended June 30, 2005, an increase of $39,900 from $5,774 for the three months ended June 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses in Huifeng and SCRE as a result of an increase in business activities and the listing of the Company on the Over The Counter Bulletin Board. In the three months ended June 30, 2005, there was an increase in consultancy fee of approximately $3,000, audit fee of $20,000 and miscellaneous expenses of approximately $16,900, which did not happen in the same quarter last year.

Selling and Distribution Expenses

Selling and distribution expenses totaled $32,311 for the three months ended June 30, 2005, an increase of $23,830 from $8,481 for the three months ended June 30, 2004. The Company has increased its expenses in sales and distribution with sales revenue increasing in order to support the direct selling activities to industrial customers. In the three months ended June 30, 2005, there was an increase in salaries of approximately $5,500, transportation expenses of $12,000 and other expenses of $6,330.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2005 were $1,342,812 an increase of $129,300 from $1,213,512 for same period in 2004. Our increase in sales revenues in 2005 were mainly attributable to the increase in our sales of the following products in the first six months of 2005 against same period in 2004:

Product                                                       Six months ended June 30,
                                                  --------------------------------------        Increase /
                                                        2005                 2004               (Decrease)
--------------------------------------------      -----------------      ---------------     ---------------
Pharmaceutical intermediates                      $      1,144,021       $    1,174,189      $     (30,168)
Pharmaceutical material                                        227                5,278             (5,051)
Plant Extractive and others                                198,564               34,045            164,519
                                                  -----------------      ---------------     ---------------
TOTAL                                             $      1,342,812       $    1,213,512      $     129,300
                                                  =================      ===============     ===============


Cost of revenues for the six months ended June 30, 2005 were $1,093,703, an increase of $11,641 from $1,082,062 for the six months ended June 30, 2004. Compared to the six months ended June 30, 2004, the increase in cost of sales of our products was because of our increase in sales revenue in 2005 of the following products against 2004:

Product                                                       Six months ended June 30,
                                                 ---------------------------------------        Increase /
                                                        2005                   2004             (Decrease)
--------------------------------------------     -----------------       --------------      --------------
Pharmaceutical intermediates                     $         884,797       $    1,020,651      $     (135,854)
Pharmaceutical material                                        206                4,434              (4,228)
Plant Extractive and others                                208,700               56,977             151,723
                                                 ------------------      ---------------     ---------------
TOTAL                                            $       1,093,703       $    1,082,062      $       11,641
                                                 ==================      ===============     ===============

The increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in the six months ended June 30, 2005 as compared to same period in 2004. Our gross profit margin for 2005 improved from 10.8% in the first six months of 2004 to 18.6% in the same period in 2005. The major reason for the increase in profit margin was because of an increase in overseas sales in the six months ended June 30, 2005 as compared to the same period in 2004.

Gross margin for the six months ended June 30, 2005 was $249,109, an increase of $117,659 from $131,450 for the period ended June 30, 2004.

General and Administrative Expenses

General and Administrative expenses totaled $87,750 for the six months ended June 30, 2005, an increase of $73,176 from $14,574 for the six months ended June 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses in Huifeng and SCRE as a result of an increase in business activities and the listing of the Company on the Over The Counter Bulletin Board. For the six months ended June 30, 2005, there was an increase in consulting fees of approximately $7,000, audit fees of $40,000 and miscellaneous expenses of approximately $26,176, none of which occurred in the same period in 2004.

Selling and Distribution Expenses

Selling and distribution expenses totaled $48,705 for the six months ended June 30, 2005, an increase of $32,702 from $16,003 for the six months ended June 30, 2004. The Company has increased its expenses in sales and distribution with sales revenue increasing in order to support the direct selling activities to industrial customers. In the six months ended June 30, 2005, there was an increase in salaries of approximately $7,500, transportation expenses of $15,000, expenses for meeting and seminar of $5,500 and other expenses of $4,702.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $343,758 at June 30, 2005.

In the six months ended June 30, 2005, our cash provided by operating activities totaled $149,393, mainly due to our net income for the period of $104,499, an increase in accounts receivable in the six-month period, which totaled $358,014 and increase in inventory of $129,065. Increase in inventory and accounts receivable were as a result of our increase in operating scale and the Company required more working capital. In the six months ended June 30, 2005, cash flow used in investing activities totaled $1,773,674, out of which $1,577,877 was spent on the purchase of property and equipment held by a subsidiary. Cash flow provided by financing activities totaled $1,800,528.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $1,142,928 at June 30, 2005.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues and a majority of the expenses in the first six months of 2005 were denominated primarily in Renminbi ("RMB"), the currency of The People's Republic of China. There can be no assurance that RMB-to-U.S.

dollar exchange rates will remain stable. A devaluation of the RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, Renminbi rose about 2 percent against the U.S. dollar to a new exchange rate of
8.11 RMB to 1 U.S. dollar.


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

None.

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

However, as of the date of this filing, this preliminary information statement was still not approved by the Securities and Exchange Commission. On July 12, 2005, the Company announced that still has not received clearance from the United States Securities and Exchange Commission to send notification to its shareholders to describe the Company's transaction with Secured Data, Inc., a U.S. public company traded on the OTC Bulletin Board. This transaction was effected in December 2004. The SEC has informed the Company's legal counsel that it will not approve the mailing of an Information Statement to shareholders until all comments from the SEC on the Company's 10-KSB filing are adequately addressed by the Company. The Company cannot predict with any degree of certainty when the SEC will clear all comments and allow the mailing of the Company's Information Statement.

Item 5. Other Information:

None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

3.1.  Articles of Incorporation (1)
3.2   ByLaws (1)
3.3   Certificate of Amendment to Articles of Incorporation (2)
10.1  Amended Agreement and Plan of Reorganization dated July 13, 2004 (3)
10.2 Agreement and Plan of Reorganization dated as of December 20, 2004 by and among Secured Data, Inc., Northwest Bio-Technic Inc., and the shareholders of Northwest Bio- Technic Inc.; and Convertible Promissory Note (3)
10.3. Amendment No. 1 to the Convertible Promissory Note Due June 30, 2005 (4)
31.1  Sarbanes Oxley Section 302 Certification
31.2  Sarbanes Oxley Section 302 Certification

32.1  Sarbanes Oxley Section 906 Certification
32.2  Sarbanes Oxley Section 906 Certification
99.1  Code of Ethics (2)

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

      (b)   The following reports on Form 8-K were filed:
            o February 4, 2005 to report the resignation of Art Malone as a director.
            o     March 11, 2005 to report the Transaction.
            o     March 18, 2005 to report the change in accountant.
            o     April 7, 2005 to report the change in accountant.
            o     April 22, 2005 to report the change in accountant.
            o     May 12, 2005 to report the Transaction.
            o June 20, 2005 to report non-reliance on previously issued financial statements.
            o June 22, 2005 to report non-reliance on previously issued financial statements.
            o     July 7, 2005 to report the amending of the Promissory Note.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2005.


                                                  SECURED DATA, INC.

                                            By:   /s/ JING AN WANG
                                                  ----------------------
                                                  Jing An Wang
                                                  Chief Executive Officer