Form 10KSB/A
period 2004-12-31
SECURED DATA INC /NV/
filed 2005-08-23
CIK 1119951

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                 FORM 10-KSB/A-2

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

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I
           ITEM 1.    Description of Business
           ITEM 2.    Description of Properties
           ITEM 3.    Legal Proceedings
           ITEM 4.    Submission of Matters to a Vote of Security Holders
PART II
           ITEM 5.    Market for Common Equity and Related Stockholder Matters
           ITEM 6.    Management's Discussion and Analysis
           ITEM 7.    Financial Statements
           ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosures
           ITEM 8A.   Controls and Procedures
           ITEM 8B.   Other Information
PART III
           ITEM 9.    Directors, Executive Officers, Promoters and Control Persons, Compliance With
                      Section 16(A) of the Exchange Act
           ITEM 10.   Executive Compensation
           ITEM 11.   Security Ownership of Certain Beneficial Owners and Management
           ITEM 12.   Certain Relationships and Related Transactions
           ITEM 13.   Exhibits
           ITEM 14.   Principal Accounting Fees and Services

      iii This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading "- Risk Factors" under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

                                                                              After Conversion of
                       Current Holdings           After Reverse Split           Promissory Note
                       ----------------           -------------------           ---------------
                    Shares Held          %      Shares Held          %      Shares Held          %
Jingan Wang          37,299,843       39.8%       2,072,214       39.8%       7,305,074       46.6%

Sanding Tao           3,633,102        3.9%         201,839        3.9%         201,839        1.3%

Xinwen Hou            3,633,102        3.9%         201,839        3.9%       1,248,412        8.0%

Xian Renfeng          9,284,593        9.9%         515,811        9.9%         515,811        3.3%
Investment Ltd.

Others               39,754,318       42.5%       2,208,574       42.5%       6,394,866       40.8%
                     -----------------------------------------------------------------------------

Total                93,604,958      100.0%       5,200,277      100.0%      15,666,002      100.0%

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

      The Rutin extraction process is assembly line work that runs continuously. In general, the time for each main procedure is as follows: fifteen minutes for enzyme-elimination; five minutes for eliminating pectin, three hours for alkali extraction, six hours for acid precipitation, two hours for filter pressing, and four hours for parching. The production process is illustrated in the figure below:

-----------------------                       --------------------                       --------------------------
                        Regular airing and                         Thermal steaming
pagoda rice raw         dust removal                               and                   Enzyme-elimination
material                --------------------> Clean material       enzyme-elimination    material
-----------------------                       -------------------- --------------------> --------------------------
                                                                                                             |
                                                                                         Eliminating pectin  |
                                                                                                             v
-----------------------                       --------------------                       --------------------------
                        Disacidifying                              Alkali extraction
Rutin sediment          sediment              Extraction solution                        Eliminating pectin
                        <--------------------                      <-------------------- material
-----------------------                       --------------------                       --------------------------
                  |
Filter pressing   |
                  v
-----------------------                       --------------------
                        Parching and
Filter mass             crashing              Rutin powder
                        -------------------->
-----------------------                       --------------------

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

OUR PRODUCTS

      Huifeng produces a series of Rutin and Rutin-related products:

      Pharmaceutical Intermediates    1. NF11 Rutin (USP standard)
                                      2. DAB8, DAB9, DAB10, DAB11, Rutin (German
                                         Codex Standard)
                                      3. Troxerutin (farinaceous injection, oral
                                         application)
                                      4. Quercetin, L-Rhamnone

      Pharmaceutical Material         1. Venoruton (farinaceous injection, oral
                                         application)
                                      2. Rutin
                                      3. Berberine Hydrochlorrde
                                      4. Matrine

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

BUSINESS DEVELOPMENT AND ACQUISITIONS

      In 2005 we will focus on:

      1. Increasing Huifeng's market share for Rutin in both the international and domestic market;

      2. Commercializing an additional one to two new products and striving to launch these products into the public market; and

      3.    Enlarging the organization and improving production efficiency.

      With respect to our international marketing activities, our international sales increased to over 18% of total sales in the first half of 2005 as compared to 7% of total sales in the first half of 2004.

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

      The Company finished the substantive testing process in applying for the patent rights in June 2005 and the Company has not received any further comment on the investigations process by the patent inspectors. In accordance with the patent law of the People's Republic of China, enforcement regulations announced by the National Intellectual Property Bureau of China, and the notice of "Company substantive process entry for invention and patents application" issued to the Company on December 10, 2004 by the Chinese government, because the investigations process was completed with no comment, the applicant is supposed to receive the patent approximately six months after the investigations process completed. As a result, the Company believes that the patent should be granted by the end of 2005.

      Even if the Company is not granted the patent right as expected, the Company's management does not believe that it will result in any substantial adverse impact on the Company. Extensive time and experience is required to handle and control the technology of producing Rutin in order to ensure production quality. The Company has strong abilities and experience in controlling such technology. Based on the results of our research on our competitors, we believe that our ability and experience to handle and manage our technology in producing Rutin is stronger than our competitors. Thus, we believe that we will not be substantially adversely affected even if we do not receive the patent rights or the process of granting us the patent right is delayed.

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

      We are subject to annual inspections by the government according to government regulations for granting of the annual operations license. The government will inspect our operations one month before the renewal of our annual operations license each year and the government is also entitled to conduct ad hoc on-site inspections as it deems necessary. The Company is also required to be inspected by government authorities on compliance with GMP standards every six months. The Ordinance for the Management of Medicine and the Ordinance for Medical Product Manufacturing stipulate also that the regulatory bodies have the right to conduct ad hoc inspections if required.

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

BID PRICES FOR THE REPORTING PERIOD

    Year                   Period                           High          Low
    ----                   ------                           ----          ---

    2003       First Quarter                                $0.040        $0.005
               Second Quarter                               $0.040        $0.010
               Third Quarter                                $0.015        $0.010
               Fourth quarter                               $0.020        $0.000

    2004       First Quarter                                $0.300        $0.010
               Second Quarter                               $0.070        $0.060
               Third Quarter                                $0.300        $0.050
               Fourth quarter                               $0.590        $0.020

    2005       First Quarter                                $0.160        $0.050
               Second Quarter                               $0.100        $0.040
               Third Quarter (through August 19, 2005)      $0.050        $0.035

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

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues, Cost of Revenues and Gross Margin

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2004 were $2,478,763 an increase of $1,762,904 from $715,859 for the year ended December 31, 2003. Our increases in sales revenues in 2004 were mainly attributable to the increase in our sales of the following products in 2004 against 2003:

         Product                 For the year ended December 31,         Increase /
                                                                         (Decrease)
                               ---------------------------------
                                         2004               2003
-----------------------        --------------     --------------     --------------
Pharmaceutical                 $    2,404,924     $      635,832     $    1,769,092
intermediates

Pharmaceutical material                 8,484             12,964             (4,480)

Plant Extractive and                   65,355             67,063             (1,708)
others

                               --------------     --------------     --------------
         TOTAL                 $    2,478,763     $      715,859     $    1,762,904
                               ==============     ==============     ==============

Cost of revenues for the year ended December 31, 2004 were $2,235,189, an increase of $1,551,759 from $683,430 for the year ended December 31, 2003. Compared to the year ended December 31, 2003, the increase in cost of sales of our products was because of our increase in sales revenue in 2004 of the following products against 2003:

         Product                 For the year ended December 31,         Increase /
                                                                         (Decrease)
                               ---------------------------------
                                         2004               2003
-----------------------        --------------     --------------     --------------
Pharmaceutical                 $    2,163,890     $      604,040     $    1,559,850
intermediates

Pharmaceutical material                 7,636             12,316             (4,680)

Plant Extractive and                   63,663             67,074             (3,411)
others

                               --------------     --------------     --------------
         TOTAL                 $    2,235,189     $      683,430     $    1,551,759
                               ==============     ==============     ==============

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

      The details of the short-term, interest free loans granted to individuals as of December 31, 2003 and 2004 were as follows:

As of December 31, 2004

Name of individual          Amount    Business purpose              Balance as of    Payment terms
                                                                    June 13, 2005
---------------------------------------------------------------------------------------------------------------
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
                                                                                     trip

As of December 31, 2003

Name of individual          Amount    Business purpose              Balance as of    Payment terms
                                                                    June 13, 2005
---------------------------------------------------------------------------------------------------------------
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

      The breakdown of the shareholders who advanced loans to our Company as of December 31, 2003 and 2004 is as follows:

As of December 31, 2004

Name of individual          Amount    Business purpose              Balance as of    Payment terms
                                                                    June 13, 2005
---------------------------------------------------------------------------------------------------------------
Kangrang Ma                 15,991    Temporary borrowing                  15,991    July 2005
Heng Li                     10,976    Temporary borrowing                  10,976    End of June 2005
Xi'an Runfeng Investing        163    Temporary borrowing                     163    August 2005

As of December 31, 2003

Name of individual          Amount    Business purpose              Balance as of    Payment terms
                                                                    June 13, 2005
---------------------------------------------------------------------------------------------------------------
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

ALL OTHER FEES

      The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2004: $ 0               - Jimmy C. H. Cheung & Co.

2003: $ 3,350           - Epstein, Weber & Conover, PLC

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


Date: August 23, 2005                           By: /s/ Jingan Wang
                                                Chief Executive Officer

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

SIGNATURE            TITLE                                                                   DATE
---------            -----                                                                   ----


/s/ Jingan Wang      Chairman and Chief Executive Officer (Principal Executive Officer)      August 23, 2005


/s/ Sanding Tao      Chief Financial Officer (Principal Financial Officer)                   August 23, 2005


/s/ Xinwen Hou       Secretary, Director                                                     August 23, 2005