Form 10QSB
period 2005-09-30
SECURED DATA INC /NV/
filed 2005-11-14
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________

Commission file number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Formerly as SECURED DATA, INC.)

(Name of Small Business Issuer as specific in its Charter)

Nevada	87-0650264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16B/F Ruixin Road Bldg. No. 25 Gaoxin Road
Xi An 710075 Shaanxi Province, China

(Address of Principal Executive Offices Including Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

The number of shares outstanding of the registrant's common equity as of September 30, 2005, was 93,604,958 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(FORMERLY KNOWN AS SECURED DATA, INC.) AND SUBSIDIARIES
INDEX TO THE FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
(FORMERLY KNOWN AS SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,124
Accounts receivable	592,678
Inventories, net	1,551,852
Loans receivable	431,566
Due from stockholders	107,734
Other receivables	459,484
Total Current Assets	3,383,438

PROPERTY AND EQUIPMENT, NET	2,345,528

LAND USE RIGHTS, NET	131,914
TOTAL ASSETS	$5,860,880

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$57,640
Bill payable	31,936
Other payables and accrued expenses	120,295
Income tax and other tax payables	39,765
Convertible note payable	1,900,000
Due to stockholders	1,233
Total Current Liabilities	2,150,869

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	474,044

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
non issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
93,604,958 shares issued and outstanding	93,605
Additional paid-in capital	4,998,849
Retained earnings (deficit)
Unappropriated	(1,927,388)
Appropriated	7,250
Accumulated other comprehensive income	63,651
Total Stockholders' Equity	3,710,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,860,880

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY KNOWN AS SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

NET SALES	$638,442	$570,618	$1,981,254	$1,784,130

COST OF SALES	(478,273)	(483,650)	(1,571,976)	(1,565,712)

GROSS PROFIT	160,169	86,968	409,278	218,418

OPERATING EXPENSES
Selling expenses and distribution expenses	33,614	11,423	82,319	27,426
General and administrative expenses	66,849	13,837	154,599	28,411
Depreciation and amortization	44,275	9,383	79,045	30,660
Total Operating Expenses	144,738	34,643	315,963	86,497

INCOME FROM OPERATIONS	15,431	52,325	93,315	131,921

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	-	(53)	(112)	(53)
Goodwill written off	-	-	(2,764)	-
Interest income, net	12,325	1,163	19,962	800
Other income (expense), net	-	55	42,270	(1,052)
Total Other Income (expense)	12,325	1,165	59,356	(305)

INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	27,756	53,490	152,671	131,616

INCOME TAX EXPENSE	(12,858)	13,275	(38,670)	(5,466)

MINORITY INTEREST	(5,437)	2,138	(41)	6,325

NET INCOME	9,461	68,903	113,960	132,475

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	63,651	-	63,651	-

COMPREHENSIVE INCOME	$73,112	$68,903	$177,611	$132,475

Net income per share - diluted	$-	$-	$-	$-

Weighted average number of shares
outstanding during the period - diluted	93,604,958	80,735,590	93,604,958	80,735,590

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY KNOWN AS SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	113,960	132,475
Adjusted to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization - cost of sales	82,175	44,283
Depreciation and amortization	79,045	30,660
Equity in loss of affiliate	31,190	(31,348)
Minority interest	415,129	(6,326)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(488,534)	49,604
Inventories	(249,827)	(188,812)
Due from stockholders	(45,241)	364,224
Other receivables	(124,426)	(465,706)
Increase (decrease) in:
Accounts payable	1,186	68,864
Bill payable	31,936	-
Other payables and accrued expenses	(24,896)	27,882
Value added tax payable	(12,323)	-
Income tax and other taxes payable	33,081	4,952
Due to stockholders	(192,200)	-
Net cash (used in) provided by operating activities	(349,745)	30,752

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	506,774
Purchase of property and equipment	(1,625,185)	(65,562)
Net cash (used in) provided by investing activities	(1,625,185)	441,212

CASH FLOWS FROM FINANCING ACTIVITIES
Registered capital appropriation	2,415,458	-
Increase in loans receivable	(431,566)	-
Decrease in notes payable	-	(241,642)
Net cash provided by (used in) financing activities	1,983,892	(241,642)

EFFECT OF EXCHANGE RATES ON CASH	63,651	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	72,613	230,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	167,511	95,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	240,124	326,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$-	$-

Interest expenses	$1,618	$-

The accompanying notes are an integral part of these financial statements

(HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY KNOWN AS SECURED DATA, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
SEPTEMBER 30, 2005

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology Inc. (“Huifeng Bio-Pharmaceutical”) (formerly known as Secured Data, Inc.) was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. In October 2005, the Articles of Incorporation were amended to change the name of the Company to Huifeng Bio-Pharmaceutical Technology Inc.

Northwest Bio-Technic Inc. (“Northwest”) was incorporated in the British Virgin Islands (“BVI”) on June 25, 2004. Xian Huifeng Biochemistry Joint-Stock Company Limited (“Huifeng Biochemistry”) was incorporated in the People’s Republic of China (“PRC”) on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC.

Huifeng Biochemistry produces plant extracts and bio-chemical products used as pharmaceutical raw materials in the PRC. Most of its products are distributed within the PRC and some European countries.

On August 23, 2001, Huifeng Biochemistry established a 70% owned subsidiary, Xian Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in the PRC with a registered capital of $265,778. The subsidiary has no operations since its incorporation.

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company’s interest Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry’s increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry’s interest in Huifeng Pharmaceutical from 26% to 80.2%.

During 2004, Huifeng Biochemistry’s stockholders exchange 100% of their ownership of Huifeng Biochemistry for 500,000 shares of Northwest under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical stockholders and share common management.

On December 20, 2004, pursuant to a Stock Purchase Agreement, a Huifeng Bio-Pharmaceutical stockholder sold 7,229,601 shares in Huifeng Bio-Pharmaceutical to two Northwest stockholders for $300,000. On the same date, Huifeng Bio-Pharmaceutical entered into an Agreement and Plan of Reorganization with the Stockholders of Northwest to exchange 30% of Northwest’s outstanding shares for 80,735,590 shares of Huifeng Bio-Pharmaceutical. In addition, the Agreement calls for Huifeng Bio-Pharmaceutical to issued a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Huifeng Bio-Pharmaceutical for the remaining 70% of Northwest. As of November 1, 2005, the Convertible Note has not been exercised.

The merger of Huifeng Bio-Pharmaceutical and Northwest has been recorded as a recapitalization by Northwest, with Northwest being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Huifeng Bio-Pharmaceutical, Northwest, Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical are hereafter referred to as (“the Company”). The transactions were treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer (“Northwest”) and as a reorganization by the accounting acquiree (“Huifeng Bio-Pharmaceutical”).

Accordingly, the financial statements include the following:

(1)	The balance sheets as of September 30, 2005 (unaudited) and December 2004 consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)
The statements of operations for the three and nine months ended September 30, 2005 (unaudited) includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2	ACQUISITION

On May 27, 2005 the PRC Government approved Huifeng Biochemistry’s increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry’s interest in Huifeng Pharmaceutical from 26% to 80.2%.

NOTE 3	PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements as of September 30, 2005 (unaudited) include the accounts of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical from the date of its step acquisition on May 27, 2005 to September 30, 2005. The Company accounts for its investment in Huifeng Pharmaceutical from January 1, 2005 to May 26, 2005 under the equity method of accounting. Minority interest represents the minority stockholders’ proportionate share of Huifeng Engineering and Huifeng Pharmaceutical. All significant inter-company balances and transactions have been eliminated on consolidation.

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

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for the nine months ended September 30, 2005 and 2004.

The weighted average of shares used to compute the diluted earnings per share in these financial statements (unaudited) would potentially be further diluted by 10,465,725 shares of common stock (post a one for eighteen reverse split) in the future had the convertible promissory note of $1,900,000 be exercised.

NOTE 6	ACQUISITION OF SUBSIDIARY

On May 27, 2005, the Company’s subsidiary - Huifeng Biochemistry completed its 80.2% interest step acquisition of Huifeng Pharmaceutical. Under the purchase method of accounting, the total purchase price was allocated to Huifeng Pharmaceutical’s net tangible assets based upon the estimated fair values of the assets as of the date of completion of the acquisition.

A summary of the fair value of net assets of Huifeng Pharmaceutical at the date of acquisition is as follows:

Current assets	$582,743
Non-current assets	1,526,118
Total assets	2,108,861
Current liabilities	(10,870)
Net assets acquired	2,097,991

Minority interest	(415,088)
1,682,903
Share of pre-acquisition losses prior to becoming a subsidiary	323
1,683,226
Goodwill acquired	2,764
Consideration paid	$1,685,990

NOTE 7	GOODWILL

	2005
	(Unaudited)	2004

Cost of goodwill acquired in step acquisition of a subsidiary	$2,764	$–
Amount written off	(2,764)	–
	$–	$–

NOTE 8	LOANS RECEIVABLE

Loans receivable at September 30, 2005 (Unaudited) and December 31, 2004 consisted of the following:

	2005
	(Unaudited)	2004

Loan receivable from a third party, interest rate of 12% per annum, non-secured, due September 2005	184,957	–
Loan receivable from a third party, interest rate of 10% per annum, non-secured, due November 2005	246,609	–
	431,566	–

NOTE 9	CONVERTIBLE NOTE PAYABLE

Convertible note payable at September 30, 2005 (unaudited) and December 31, 2004 consisted of the following:

	2005
	(Unaudited)	2004

Convertible note payable	$1,900,000	$1,900,000

Pursuant to a Convertible Promissory Note, the Company promises to pay to Stockholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5 % per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 days year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company’s restricted common stock at $0.1815 per share, provided a require 1 for 18 reverse stock split of the common stock has been effected. On June 30, 2005, the Company amended the due date of the Convertible Promissory Note from June 30, 2005 to December 31, 2005 with all other terms and conditions set forth in the Note remaining unchanged. As of November 1, 2005, the Convertible Promissory Note has not been exercised.

NOTE 10	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Commitments

The Company occupies office space from a third party under an operating lease which expires on March 2006 at a quarterly rental of $3,144. Accordingly, for the nine months ended September 30, 2005 and 2004, the Company recognized rental expenses for this space in the amount of $9,304 and $9,240 respectively.

As of September 30, 2005, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:

2006	$6,288

NOTE 11	STOCKHOLDERS’ EQUITY

(A)	Stock issuances

On December 20, 2004 the Company entered into an Agreement and Plan of Reorganization with Northwest Bio-Technic Inc. (“Northwest”) to acquire 100% of Northwest equity. The Company issued 80,735,590 shares in exchange for 30% of Northwest’s outstanding shares.

The Company has authorized up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. As of September 30, 2005 there are no issued series of shares of preferred stock.

(B)	Capital contribution

During the three months ended March 31, 2005, the Company’s subsidiary Xian Huifeng Biochemistry Joint-Stock Company Limited (“Hufeng Biochemistry”) declared a contribution of $2,415,459 to be used to increase its registered capital.

(C)	Appropriated retained earnings

The Company’s wholly owned subsidiary, Huifeng Biochemistry is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus, reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

NOTE 12	RELATED PARTY TRANSACTIONS

The Company had advanced funds totaling $107,734 and $62,493 to stockholders as of September 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

Stockholders had also advanced funds totaling $1,233 and 193,433 to the Company as of September 30, 2005 and December 31, 2004 respectively as short-term, unsecured loans free of interest payment.

During the three months ended March 31, 2005, the Company advanced funds totaling $1,665,459 to its 26% associate, Xian Huifeng Pharmaceutical Co. Ltd, of which $1,654,589 was advanced for the purpose of increasing, subject to the PRC Government approval, the Company’s investment in the affiliate. On May 27, 2005 the PRC Government approval was obtained and the Company interest in the affiliate increased from 26% to 80.2%

NOTE 13	CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2005 and 2004, 100% of the Company’s assets were located in China, 67% and 88%, respectively, of the Company’s revenues were derived from companies located in China.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "HFGB believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of HFGB and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis or Plan of Operation". The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company agreed to purchase all of the outstanding shares of Northwest BioTechnic, Inc. (“NBTI”), a British Virgin Islands corporation (the “Acquisition”). NBTI was incorporated in the British Virgin Islands on June 25, 2004.

At the time of the Acquisition, NBTI had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the “NBTI Shareholders”). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the NBTI Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the “Initial NBTI Consideration”) in exchange for 30% of the total outstanding shares of NBTI (such shares of the common stock of the Company allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI); and (ii) a promissory note (the “Promissory Note”) payable to the NBTI Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of NBTI. The Promissory Note is convertible into 10,465,725 shares of the Company's common stock (allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company’s common stock prior to such conversion. Based on the current ownership of NBTI shares by the NBTI Shareholders, Jing An Wang would receive 5,232,860 shares of the Company’s common stock upon conversion, and each of Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company’s common stock.

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

The Company filed a Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 , to change the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc.". On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology Inc. and the ticker symbol changed to HFGB.OB.

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

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2005 and 2004. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2005 were $638,442, an increase of $67,824 from $570,618 for same quarter in 2004. Our increases in sales revenues in 2005 were mainly attributable to the increase in our sales of the following products in the third quarter of 2005 compared with the same quarter in 2004:

	For quarter ended September 30,		Increase /
Product	2005	2004	(Decrease)

Pharmaceutical intermediates	$541,443	$486,288	$55,155
Pharmaceutical material	4,473	3,552	921
Plant Extractive and others	92,526	80,778	11,748

TOTAL	$638,442	$570,618	$67,824

Cost of revenues for the quarter ended September 30, 2005 were $478,273, a decrease of $5,377 from $483,650 for the quarter ended September 30, 2004. Compared to the quarter ended September 30, 2004, the decrease in cost of sales of our products was because of the change in the cost on the following product categories:

	For quarter ended September 30,		Increase /
Product	2005	2004	(Decrease)

Pharmaceutical intermediates	$392,789	$409,966	$(17,177)
Pharmaceutical material	4,706	3,162	1,544
Plant Extractive and others	80,778	70,522	10,256
TOTAL	$478,273	$483,650	$(5,377)

The increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in the three months ended September 30, 2005 from 15% in the third quarter of 2004 to 25% in the same quarter in 2005. The major reason for the increase in profit margin was because of increase in overseas sales in the three months ended September 30, 2005 as compared to same period in 2004.

Gross margin for the quarter ended September 30, 2005 was $160,169, an increase of $73,201 from $86,968 for the period ended September 30, 2004.

General and Administrative Expenses

General and Administrative expenses totaled $66,849 for the three months ended September 30, 2005, an increase of $53,012 from $13,837 for the three months ended September 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses as a result of an increase in business activities and the listing of the Company on the Over The Counter Bulletin Board.

Selling and Distribution Expenses

Selling and distribution expenses totaled $33,614 for the three months ended September 30, 2005, an increase of $22,191 from $11,423 for the three months ended September 30, 2004. The Company has increased its expenses in sales and distribution with sales revenue increasing in order to support the direct selling activities to industrial customers.

NINE MONTHS ENDED SEPTMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2005 were $1,981,254, an increase of $197,124 from $1,784,130 for same period in 2004. Our increases in sales revenues in 2005 were mainly attributable to the increase in our sales of the following products in the first nine months of 2005 against same period in 2004:

	Nine months ended September 30,		Increase /
Product	2005	2004	(Decrease)

Pharmaceutical intermediates	$1,664,848	$1,716,964	$(52,116)
Pharmaceutical material	5,070	8,953	(3,883)
Plant Extractive and others	311,336	58,213	253,123
TOTAL	$1,981,254	$1,784,130	$197,124

Cost of revenues for the nine months ended September 30, 2005 were $1,571,976, an increase of $6,264 from $1,565,712 for the nine months ended September 30, 2004. Compared to the nine months ended September 30, 2004, the increase in cost of sales of our products was because of the change in the cost on the following product categories:

	Nine months ended September 30,		Increase /
Product	2005	2004	(Decrease)

Pharmaceutical intermediates	$1,349,318	$1,506,703	$(157,385)
Pharmaceutical material	4,917	7,699	(2,782)
Plant Extractive and others	217,741	51,310	166,431
TOTAL	$1,571,976	$1,565,712	$6,264

The increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in the nine months ended September 30, 2005 as compared to same period in 2004. Our gross profit margin for 2005 improved from 12% in the first nine months of 2004 to 20% in the same period in 2005. The major reason for the increase in profit margin was because of increase in overseas sales in nine months ended September 30, 2005 as compared to same period in 2004.

Gross margin for the nine months ended September 30, 2005 was $409,278, an increase of $190,860 from $218,418 for the period ended September 30, 2004.

General and Administrative Expenses

General and Administrative expenses totaled $154,599 for the nine months ended September 30, 2005, an increase of $126,188 from $28,411 for the nine months ended September 30, 2004. The increase in general and administrative expenses was mainly due to an increase in general and administrative expenses as a result of an increase in business activities and the listing of the Company on the Over The Counter Bulletin Board.

Selling and Distribution Expenses

Selling and distribution expenses totaled $82,319 for the nine months ended September 30, 2005, an increase of $54,893 from $27,426 for the nine months ended September 30, 2004. The Company has increased its expenses in sales and distribution with sales revenue increasing in order to support the direct selling activities to industrial and overseas customers.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $240,124 at September 30, 2005.

In the nine months ended September 30, 2005, our cash used in operating activities totaled $48,653, mainly due to our increase in accounts receivable, inventories and other receivables in the nine month period, which totaled $488,534, $249,827 and $124,426, respectively. Increase in inventory and accounts receivable were as a result of our increase in operating scale and the Company required additional working capital. In the nine months ended September 30, 2005, cash flow used in investing activities totaled $1,670,426, out of which $1,625,185 was spent on the purchase of property and equipment held by a subsidiary. Cash flow provided by financing activities totaled $1,791,692.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $1,235,569 at September 30, 2005.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of the Company's revenues and a majority of the expenses in the first six months of 2005 were denominated primarily in Renminbi ("RMB"), the currency of The People’s Republic of China. There can be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of the RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, Renminbi rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

On March 23, 2005, the Board of Directors unanimously approved and ratified a 1:18 reverse split (the "Reverse Split") of the Company's issued and outstanding common stock. The Company filed a Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 in connection with the approval. On October 12, 2005, the number of issued and outstanding shares of common stock of the Company reduced from a total of 93,604,958 shares which were outstanding on March 23, 2005, to 5,200,275 shares as a result of the reverse split.

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

As a result, the Company filed a Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 in connection with the approval by a majority of the stockholders of (i) an amendment to its Articles of Incorporation affecting the Reverse Split and (ii) the Amendment.

When filed with the Nevada Secretary of State, the Amendment will change the name of the Company to "Huifeng Bio-pharmaceutical Technology Inc." On October 12, 2005, the Company changed its name to Huifeng Bio-pharmaceutical Technology Inc., with the new trading symbol being "HFGB" quoted on the OTC Bulletin Board and the number of issued and outstanding shares of common stock of the Company reduced from a total of 93,604,958 shares which were outstanding on the Record Date, to 5,200,275 shares.

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation (1)

3.2	3.2 ByLaws (1)

3.3	Certificate of Amendment to Articles of Incorporation (2)

10.1	Amended Agreement and Plan of Reorganization dated July 13, 2004 (3)

10.2
Agreement and Plan of Reorganization dated as of December 20, 2004 by and among Secured Data, Inc., Northwest Bio-Technic Inc., and the shareholders of Northwest Bio- Technic Inc.; and Convertible Promissory Note (3)

10.3.	Amendment No. 1 to the Convertible Promissory Note Due June 30, 2005 (4)

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

99.1	Code of Ethics (2)

(1)	Incorporated by Reference from the registration statement on form SB-2 filed on or about July 28, 2000.
(2)	Incorporated by Reference from the registrant's quarterly report on Form 10-qsb for the fiscal quarter ended March 31, 2004 filed on May 17, 2004.
(3)	Incorporated by Reference from registrant's current report on Form 8-k filed on August 11, 2004.
(4)	Incorporated by reference from the Current Report on Form 8-K filed on or about July 7, 2005.

(b)	The following reports on Form 8-K were filed:

•	February 4, 2005 to report the resignation of Art Malone as a director.
•	March 11, 2005 to report the Transaction.
•	March 18, 2005 to report the change in accountant.
•	April 7, 2005 to report the change in accountant.
•	April 22, 2005 to report the change in accountant.
•	May 12, 2005 to report the Transaction.
•	June 20, 2005 to report non-reliance on previously issued financial statements.
•	June 22, 2005 to report non-reliance on previously issued financial statements.
•	July 7, 2005 to report the amending of the Promissory Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of November 2005.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

By:	/s/ JING AN WANG

Jing An Wang Chief Executive Officer