Form 10KSB
period 2005-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2006-03-31
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
______________

(Name of Small Business Issuer in Its Charter)

NEVADA	Commission File No:	87-0650264
(State or other jurisdiction of incorporation or organization)	000-32253	(I.R.S. Employer Identification No.)
16B/F Ruixin Road Bldg. No. 25 Gaoxin Road Xi An 710075 Shaanxi Province, China
(Address of principal executive offices)
(86) 29 8824 6358
(Issuer's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.018 Per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were $2,443,060.

The aggregate market value of the common stock held by non-affiliates as of March 31, 2006 was $3,084,084

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities	Number of Shares Outstanding as of December 31, 2005
Common Stock, $0.018 par value	15,666,169

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ii

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1. “Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading “- Risk Factors” under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People’s Republic of China. For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

Huifeng Bio-Pharmaceutical Technology, Inc., through its subsidiary Northwest BioTechnic Inc. ("NBTI") owns and operates, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the People's Republic of China ("PRC" or “China”) with its main business as production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Our company, HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC. (“we”, “us”, “our”, “HFGB”, the ”Company” or “our Company”), was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "HFGB".

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC. is a corporation formed under the laws of the State of Nevada on March 16, 2000. During the year 2000, we acquired a license to market VitaMineralHerb.com products to customers in Oklahoma and New Mexico. VitaMineralHerb.com hosts an Internet web site where health related products can be purchased for resale; the web site then automatically credits the licensee with purchases from their customers. We did not generate any revenues from the above endeavors and during March 2002, we decided to terminate our involvement with marketing vitamins and such related projects; consequently, we cancelled our license agreement with VitaMineralHerb.com. Since October 2002, management's business plan was to seek out a privately held business with whom the Company can reorganize so as to take advantage of the Company's status as a publicly held corporation.

On December 20, 2004, pursuant to the terms of a Stock Purchase Agreement ("Malone Agreement"), Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of Secured Data, Inc. ("Company") for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company initially purchased 30% of the common shares of Northwest BioTechnic Inc. ("NBTI"), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the PRC and is a company engaging in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

BUSINESS OVERVIEW

HFGB, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian city within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refining technology in China and is a major Rutin supplier for the world market.

Huifeng emphasized technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine.

In 2005 we achieved the business missions of the followings:

(a)	Achieved sale revenues of $2,443,060;

(b)	Researched, developed and commercialized two new products, Diosmin and L-Rhamnose;

(c)	Rebuilt all supporting facilities of our production facilities after GMP modification.

OUR PRODUCTS

Huifeng produces a series of Rutin and Rutin related products:

Pharmaceutical Intermediates	1. NF11 Rutin (USP standard) 2. DAB8、DAB9、DAB10、DAB11 Rutin (German Codex Standard) 3. Troxerutin (farinaceous injection、oral application) 4. Quercetin, L-Rhamnone

Pharmaceutical Material	1. Venoruton (farinaceous injection、oral application) 2. Rutin 3. Berberine Hydrochloride 4. Matrine 5. Diosmin 5. L-Rhamnose

Plant Extracts	1. Hesperidin 2. Naringin 3. Epimedium Extract 4. Matrine 5. Puerorin 6. Siybun Marianum P.E

The chemical name of Rutin is rue glycoside (Molecular formula: C27H30O163H2O) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improve the permeability of capillary vessels, and has the properties of:

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

During 2005 we developed two new products, Diosmin and L-Rhamnose.

The chemical name of Diosmin is 7-[[6-o(6-Deoxy-2-L-mannopyranosyl)-β-D-glucopyran -osyl]oxy]-5-hydroxy-2-(3-hydroxy-4-methoxyphenyl)-4H-l-ben-zopyran-4-one). Diosmin is a pharmaceutical material, which has comprehensive impact on blood vessel feedback system and is suitable for treatment of acute or chronic hemorrhoids and chronic insufficiency of vein (lower limbs varicosity, dropsy and chronic canker)

The chemical name of L-Rhamnose is (thymidine-5’-diphosphate-L-rhamnose). Belonging to the category of monosackcharide, it is generally applied in manufacturing antivirus and anti-tumor raw medicines. In addition, this product can be an ingredient for food. It has been used for testing permeation of intestines and sweet additives. At present, L-Rhamnose is mostly applied in synthetic perfume of fruit spice. It is the basic material for fruit spice composition. L-Rhamnose has been widely applied in the industrial production and scientific research, such as intermediate synthetic perfumes and heart-strength medicines made from organic matters. Furthermore, as an ingredient for food, L-Rhamnose can be directly added into top-grade coffee, beverage or meat.

PRODUCTION FACILITIES

In 2005 we had two major production facilities and the equipment resources of each of the facilities were as follows:

1.	Manufacturing plant located at NO 1,Huifeng Rd, Changwu, Xianyang:

•	This production site is for refining and manufacturing of new products

•	Has a total of ten buildings including:

• A two levels office building
• A four levels staff building
• Three manufacturing buildings (including extract workshops, refining workshops and packaging workshops)
• One raw materials storage building
• One building for storage of finished products
• One building for dangerous products
• Building for power and maintenance (including boiler, power distribution and maintenance)
• One cafeteria and staff canteen

2.	Manufacturing plant located in Fenghui, Changan, Xian

•	This production site is for the extraction and supplies of raw materials for refining

•	Has a total of four buildings including:

• One office building
• One manufacturing building (including extract workshops, crystallization workshops, communication workshops and packaging workshops),
• One raw materials building
• One boiler

The two production facilities together occupy a total area of approximately 300,000 square feet.

In 2005 we operated 3 production lines: Plant extract production line, pharmaceutical raw medicines production line and refining processing production line.

Plant extract production line separated the essence of plants through extraction to produce pharmaceutical raw medicines that can be sold to our customers as final product (Plant extracts) or as raw materials for our further processing.

Pharmaceutical raw medicines production line extracted, compounded and processed all pharmaceutical raw medicines.

Refining processing production line produced pharmaceutical raw medicines from raw materials through extraction process.

In 2005 we constructed two new workshops for our refining processing product line for manufacturing of Diosmin and L-Rhamnose. We also purchased multiple concentration evaporators, condensers, reaction vessels, centrifuges equipment, new tri-effect concentrations and multifunctional extraction tank to improve the production quality and efficiency of our production lines.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

There was no change in the target customers of our Company. Our existing products and new products launched during 2005 are all raw materials intermediaries for production of medicines and the users of these products are industrial clients. As a result, Huifeng’s main target customers are pharmaceutical companies and food manufacturers.

SALES AND MARKETING

In 2005, there was no change in our target market and the majority of our products are still raw materials and intermediaries for production of medicines. Our target customers are mostly industrial clients and we continue to sell and distribute our products through direct selling to medicine and food manufacturers. These customers placed purchase orders directly with our sales and marketing team. Our sales department was divided into two teams, domestic sales team and export sales team. Our domestic sales team was responsible for domestic market while export sales team was responsible for international market customers.

There were two changes in the structure of our sales team in 2005. We increased one employee in our domestic sales department and enrolled two new staffs in our export sales department. As a result, we increase the total staff forces of our whole sales departments to sixteen people. Furthermore, we subdivided our export sales department into two sections: Export section I for European and West-Asia businesses export section II for America, eastern and southern Asia. As a result, our sales department restructured into four divisions by functions, namely domestic sales team, export section I, export section II and servicing department.

In 2005, in order to diversify and expand our product sales networks, we started to expand to outside distribution channel for some of our export sales. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase the sale revenues from exports.

We did not establish any regional representative or sale office in 2005 because our products were sold through direct orders from our clients with our sales department. There was no need for any retail distribution of our product and as a result we did not need any regional sales office.

COMPETITION

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face substantial competitions within China.

In 2005 our major competitor was still Sichuan Xietong Pharmaceutical Company Limited (“Xietong”). However, because of a lack of technological patents and the ready access to raw materials, Xietong is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, and retains a rather small portion of its business in raw medicine production.

In 2005 there were still many small domestic Rutin manufacturers but these manufacturers did not impose any threat to our business and sometimes they even became our suppliers and supported our operations.

PRINCIPAL OFFICE

Our principal office is located at FL16B, Ruixin Building, NO.25, Gaoxin Rd, Xian China.

EMPLOYEES AND ORGANIZATION

As of December 31, 2004, we had approximately 186 full-time employees. During 2005, we employed 12 new employees. 4 new employees were recruited for our new Diosmin product line while another 4 were recruited for our new L-Rhamnose product line. 2 additional staffs were allotted to our export sales team while 1 was added to our domestic sales team. As a result, by the end of 2005, we had a total of 198 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

As of December 31, 2005, our Company organization was as follow:

Department	Employee as of end of 2005	Employee as of end of 2004

Sales department:
Domestic sales department	5	4
Export sales department:
Export section I	6	9
Export section II	5	0
Production department	143	136
Technical department	9	7
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	6	6
Security department	6	6

TOTAL	198	186

BUSINESS DEVELOPMENT AND ACQUISITIONS

In 2005 we focused on new products and sales channels development. We successfully commercialized 2 new products and established new export sales channels. Looking forward to 2006 and 2007, we will focus on:

1.	Commercializing additional two to three new pharmaceutical raw medicines and plant extracts products and striving to launch these products into the public market;

2.	Increasing our market share in pharmaceutical raw medicines and plant extracts products in both international and domestic markets;

3.	Streamlining our organization to ensure smooth operations and productions.

4.
We plan to acquire one or two target enterprises in 2006, among which are valued-added assets of Huifeng Pharmacy and enterprises engaging in animal-breeding & agriculture of favorable market prospect.

RESEARCH AND DEVELOPMENT

In 2005 we focused ourselves on research and development of new products. We expanded our research and development team to include 2 professionals:

Shifeng Xin  apothecary executive; Biology Department, Northwest University

Ping Wang  apothecary executive; Biology Department, Northwest University

Looking forward to our research and development strategies in 2006, we will focus our research and development effort on pharmaceutical raw medicines and plant extracts with an aim to develop two to three new products within 2006.

PATENTS AND INTELLECTUAL PROPERTIES

Huifeng’s proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received Chinese national technology patent with a 10 year protection period.

Although we developed two new products during 2005, we did not obtain any patent for our new products.

GOVERNMENT REGULATIONS

Chinese government requires all medicine and medicinal products related manufacturers to obtain GMP certification on their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory in January 1, 2005. Other than GMP certification requirements, there was no significant change in the regulatory environment in China.

ITEM 2. DESCRIPTION OF PROPERTIES

See “production facilities” in ITEM 1 - DESCRIPTION OF BUSINESS.

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

As a result, the Company filed a preliminary information statement and definitive information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on March 23, 2005 and September 13, 2005, respectively, in connection with the approval by a majority of the stockholders of (i) an amendment to its Articles of Incorporation effecting the Reverse Split and (ii) the Amendment

On October 12, 2005, the Reverse Split and the Amendment were declared effective. The number of issued and outstanding shares of our common stock was reduced from 93,604,958 shares to 5,200,444 shares and our Company name was changed to "Huifeng Bio-pharmaceutical Technology Inc."

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol "HFGB”.

Trading in our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2004 to December 31, 2005, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 28, 2006, there were approximately 126 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

Year	Period	High	Low

2004	First Quarter	$0.300	$0.010
	Second Quarter	0.070	0.060
	Third Quarter	0.300	0.050
	Fourth quarter	0.590	0.020

2005	First Quarter	$0.160	$0.050
	Second Quarter	2.720	0.720
	Third Quarter	1.260	0.540
	Fourth quarter	2.150	0.580

2006	First Quarter (through March 27, 2006)	0.700	0.370

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

ISSUANCE OF SHARES

On September 13, 2005 we filed an information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 to approve a reverse Split that resulted in a reduction of our number of issued and outstanding shares from 93,604,958 to approximately 5,200,444 shares. As of the effective date of the Reverse Split, each previously outstanding share shall be reduced to 0.0556 shares. Subsequent to the reverse split, we issued 10,465,725 shares of our restricted common stock at $0.1815 per share to repay to the holders of a convertible promissory note with a principal sum of $1,900,000.

On December 29, 2005, we filed a Form S-8 registration statement under the Securities Act of 1933 to register 800,000 shares of our common stocks to four individuals. As of December 31, 2005 and the date of this report, we did not issue any of these shares.

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

ITEM 6 MANAGEMENT’S DISCUSSIONS AND ANALYSIS

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

On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, On December 20, 2004 HFGB completed a Northwest Agreement, of which the Company initially purchased 30% of the common shares of NBTI in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004 The Promissory Note may be convertible into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company. The Exchange resulted in a change of voting control of the Company.

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition for HFGB and its subsidiaries and financial activity of NBTI prior to the acquisition. We will continue the business operations conducted by NBTI.

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

The Company does not have any reserves against its accounts receivable or inventories at December 31, 2005 and 2004. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Revenues	100.00%	100.00%
Cost of revenues	(93.56%)	(90.17%)
Gross margin	6.44%	9.83%
Selling and distribution expenses	(5.57%)	(1.68%)
General and administrative expenses	(12.40%)	(16.76%)
Stock bonuses	(22.92%)	- -
Depreciation and amortization	(3.51%)	(0.36%)
Equity in loss of affiliate	(0.00%)	(0.00%)
Goodwill written off	(0.11%)	- -
Interest income	1.48%	0.05%
Interest expense	(0.06%)	- -
Other income, net	(1.73%)	0.03%
Income tax expense	(0.01%)	(0.30%)
Minority interest	0.73%	0.34%
Net Loss	(34.09%)	(8.86%)

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2005 were $2,443,060, a decrease of $35,703 from $2,478,763 in 2004. Our decrease in sales revenues in 2005 were mainly attributable to the decrease in our sales in pharmaceutical raw materials in 2005 against 2004, offset by an increase in sales in plant extracts and pharmaceutical intermediates in 2005 compared to 2004:

	For the year ended December 31,
Product	2005	2004	Increase/ (Decrease)

Pharmaceutical raw materials	$1,941,036	$2,326,960	$(385,924)
Plant extracts	68,932	6,955	61,977
Pharmaceutical intermediates	433,092	144,848	288,244

TOTAL	$2,443,060	$2,478,763	$(35,703)

Our decrease in sales of pharmaceutical raw materials in 2005 was mainly due to a decrease in our sales of Rutin NF11, one of our major products in the category of pharmaceutical raw materials. The sales of plant extracts increased in 2005 as compared to 2004 due to an increase in our export sales of Ginkgo Biloba Extracts. Our increase in sales of pharmaceutical intermediates in 2005 was mainly due to increase of our export sales of Rutin DAB9 and Rutin DAB10, our major products in the category of pharmaceutical intermediates.

Cost of revenues for the year ended December 31, 2005 were $2,285,628, an increase of $50,439 from $2,235,189 as compared to 2004. Compared to 2004, the increase in cost of sales of our products was because of the change in costs in the following product categories:

	For the year ended December 31,
Product	2005	2004	Increase/ (Decrease)

Pharmaceutical raw materials	$1,816,376	$2,102,493	$(286,117)
Plant extracts	56,351	5,949	50,402
Pharmaceutical intermediates	412,901	126,747	286,154

TOTAL	$2,285,628	$2,235,189	$50,439

Our overall profit margin decreased from 10% in 2004 to 6% in 2005. Our profit margin for pharmaceutical raw materials and pharmaceutical intermediates decreased from 10% in 2004 to 6% in 2005 and from 12% in 2004 to 5% in 2005, respectively. The decrease in our profit margin of pharmaceutical raw materials was mainly due to an increase in the cost of our raw materials in the production process. Pharmaceutical intermediates decreased in profit margin due to a decrease in our profit margins in export sales of Rutin DAB9 and Rutin DAB10, which were the two products with the highest profit margin in 2004. Our profit margin for plant extracts, however, increased from 14% in 2004 to 18% in 2005 as a result of increase in export sales of Ginkgo Biloba Extracts, which was higher in profit margin as compared to the rest of the products in the category of plant extracts.

Gross margin for the year ended December 31, 2005 was $157,432, a decrease of $86,142 from $243,574 from 2004.

General and Administrative Expenses

General and Administrative expenses totaled to $302,982 for the year ended December 31, 2005, a decrease of $112,360 from $415,342 in 2004. The decrease in general and administrative expenses was mainly due to changes in the following expenses:

1.	Increase in payroll expenses of $7,093	:	As a result of increase in number of employees in technical department from 7 to 9.
2.	Increase in travel expenses of $1,920	:	As a result of increase in traveling of our executives for business meetings.
3.	Decrease in professional expenses of $89,623	:	We incurred professional fees during 2004 for several one off services related to our listing on OTC BB market. In 2005 these one off expenses were not repeated and our professional fees were reduced.
4.	Decrease in miscellaneous expenses of $31,750	:	In 2005 we reduced our miscellaneous general and administrative expenses of $31,750 as a result of our cost reduction initiatives.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $136,062 for the year ended December 31, 2005, an increase of $94,493 from $41,569 in 2004. The increases in our selling and distribution expenses in 2005 compared to 2004 were mainly due to the followings:

1.	Increase in payroll expenses of $12,176	:	As a result of increase in number of employees in sales department from 13 to 16.
2.	Increase in transportation expenses of $19,080	:	As a result of increase in traveling of our sales executives for export trading and sales meetings
3.	Increase in entertainment, meal and accommodation expenses of $30,228	:	As a result of increase in entertainment, meal and accommodation expenses in associated of increase in traveling overseas
4.	Increase in export insurance premiums of $5,685	:	As a result of our increase in export sales
5.	Increase in speed courier expenses of $2,580	:	As a result of our increase in demand of speed courier services for document and product samples in connection to increase in export sales
6.	Increase in other expenses of $24,744		As a result of increase in sales and marketing staffs and increased sales and marketing activities

Liquidity and Capital Resources

Cash

Our cash balance amounted to $89,108 at December 31, 2005.

In the year ended December 31, 2005, our cash used in operating activities amounted to $357,005, mainly due to the net loss in the current year of $832,767. Also, in the current year, our accounts receivable increased by $1,062,930 as a result of an increase in export sales that usually had a longer accounts receivable cycle. Our inventories, however, were reduced by $376,244 due to our effort in reducing our inventories reserves. In the year ended December 31, 2005, cash used in investing activities amounted to $2,212,423. This was mainly due to the fact that we used $1,810,445 cash to purchase property and equipment in 2005. Cash flow from financing activities amounted to $2,415,458represent contribution from shareholders.

The Company is currently funding its operations from and in addition to sales revenues.

Working Capital

Our working capital amounted to $2,581,960 at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and nonpublic companies.

We believe that the implementation of this new pronouncement will not have any affect on our 2006 consolidated financial statements.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of Company's revenues and majority of the expenses in 2005 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 8.3 to 1. On July 22, 2005, Renminbi rose about 2 percent against the US dollar at the exchange rate of 8.11 to 1. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $75,567. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Jimmy C. H. Cheung & Co., Certified Public Accountants, we has not consulted with Jimmy C. H. Cheung & Co., Certified Public Accountants, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

During our two most recent fiscal years and the subsequent interim period through the date of dismissal, we are not aware of any disagreements with its former accountants, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

ITEM 8A CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period of this report, wecarried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Jingan Wang

Mr. Jingan Wang, age 45, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. In 2004, he was awarded "the Entrepreneur of the Year" by the Xian Hi Tech Development Zone. Mr. Wang is also a certified public accountant.

Sanding Tao

Mr. Sanding Tao, age 37, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology Inc. Mr. Tao is a graduate of Chinese Southern Financial College.

Xinwen Hou

Mr. Xinwen Hou, age 37,Director and Secretary of the Company, currently also serves as Assistant to the President and as Company Secretary for Huifeng Biochemistry Joint Stock Company ("Huifeng") in Xian, China. Mr. Hou held various leadership positions in different public companies in China before he joined Huifeng in January 2004. From 1997 - 2003, Mr. Hou served as Company Secretary for De Li Bang Pharmaceutical Inc., which is listed on China's A share stock exchange. He is also a reputable economist. He graduated from Xian Transportation University with a major in Business Administration.

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

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.

ITEM 10. EXECUTIVE COMPENSATION

The executives of the Company received no compensation from the Company for the fiscal year ending December 31, 2004. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of March 30, 2006 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Position Held	Shares Owned	% Owned

Jingan Wang	Chief Executive Officer	7,305,074	46.63%
Sanding Tao	Chief Financial Officer	325,442	2.08%
Xinwen Hou	Director and Secretary	325,442	2.08%
Xian Renfeng Investment Ltd. Co.		821,567	5.24%

All directors and executive officers as a group		7,955,958	50.79%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

As of December 31, 2005 and 2004, the stockholders owed the Company $100,007 and $62,493 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $5,664 and $0 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company also owed the stockholders $1,239 and $193,433 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest; the Note was converted on October 12, 2005 into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest.

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

10.3	Amendment No. 1 to the Convertible Promissory Note Due June 30, 2005 (4)
23.1	Consent of Jimmy C.H. Cheung & Co., Certified Public Accountants
31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Section 302 Certification of Chief Financial Officer
32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer
32.2	Sarbanes Oxley Section 906 Certification of Chief Financial Officer
99.1	Code of Ethics (2)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005: $60,000  - Jimmy C.H. Cheung & Co.

2004: $40,000  - Jimmy C. H. Cheung & Co.

AUDIT-RELATED FEES

For fiscal 2005 and 2004, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2005 and 2004: $0  - Jimmy C. H. Cheung & Co.

AUDIT COMMITTEE

The Company’s Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2005 are pre-approved by the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2006	By:	/s/ Jingan Wang

Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jingan Wang	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/s/ Sanding Tao	Chief Financial Officer (Principal Financial Officer)	March 28, 2006

/s/ Xinwen Hou	Secretary, Director	March 28, 2006

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES

[Missing Graphic Reference]	Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-pharmaceutical Technology Inc.
(Previously Secured Data, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) and subsidiaries as of December 31, 2005 and 2004 (restated) and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) and subsidiaries, as of December 31, 2005 and 2004 (restated), and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 (restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2004 have been restated.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: February 18, 2006 except for Note 20, which the date is March 28, 2006.

[Missing Graphic Reference]

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

ASSETS	2005	2004
		(As restated)
CURRENT ASSETS
Cash and cash equivalents	$89,108	$167,511
Accounts receivable, net of allowances	1,136,558	104,144
Inventories, net	925,781	1,302,025
Loans receivable	433,168	-
Due from stockholders	100,071	62,493
Other assets	291,811	335,058
Total Current Assets	2,976,497	1,971,231

PROPERTY AND EQUIPMENT, NET	2,524,243	879,503

LAND USE RIGHTS, NET	131,227	133,974

OTHER ASSETS
Investment in affiliate	-	31,190
TOTAL ASSETS	$5,631,967	$3,015,898

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$163,872	$56,454
Other payables and accrued expenses	156,765	145,191
Value added tax payables	92,281	12,323
Income tax and other tax payables	380	6,684
Convertible note payable	-	1,900,000
Due to stockholders	1,239	193,433
Total Current Liabilities	414,537	2,314,085

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	456,274	58,915

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized,
16,466,169 shares issued and outstanding as of
December 31, 2005; issued and outsanding 5,200,444 shares
as of December 31, 2004)	295,391	93,608
Additional paid-in capital	7,256,0636	2,583,388
Retained earnings (deficit)
Unappropriated	(2,890,139)	(2,041,348)
Appropriated	23,274	7,250
Accumulated other comprehensive income	75,567	-
Total Stockholders' Equity	4,761,156	642,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,631,967	$3,015,898

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

		2004
	2005	(As restated)

NET SALES	$2,443,060	$2,478,763

COST OF SALES	(2,285,628)	(2,235,189)

GROSS PROFIT	157,432	243,574

OPERATING EXPENSES
Selling expenses and distribution expenses	136,062	41,569
General and administrative expenses	302,982	415,342
Stock bonuses	560,000	-
Goodwill written off	2,764	-
Depreciation and amortization	85,698	9,012
Total Operating Expenses	1,087,506	465,923

LOSS FROM OPERATIONS	(930,074)	(222,349)

OTHER INCOME (EXPENSES)
Equity in loss of affiliate	(112)	(211)
Interest income	36,047	1,260
Interest expense	1,625	-
Other income	42,270	711
Total Other Income	79,830	1,760

LOSS FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST	(850,244)	(220,589)

INCOME TAX EXPENSE	(253)	(7,503)

MINORITY INTEREST	17,730	8,362

NET LOSS	(832,767)	(219,730)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	75,567	-

COMPREHENSIVE LOSS	$(757,200)	$(219,730)

Net loss per share-basic and diluted	$(0.111)	$(0.049)

Weighted average number of shares outstanding during the year-
basic and diluted	7,529,550	4,506,870

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

	Preferred Stock		Common Stock		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive	Total
	Shares	Amount	Shares	Amount	capital	deficit	earnings	income	(As restated)

Balance at January 1, 2004		$-	4,485,318	$80,736	$4,446,260	$(1,814,451)	$83	$-	$2,712,628

Stock issued in recapitalization		-	715,126	12,869	(465,640)	(1,397,229)	-	-	(1,850,000)

Stock issued for reverse split			166	3	(3)

Recapitalization		-	-	-	(1,397,229)	1,397,229	-	-	-

Net loss for the year		-	-	-	-	(219,730)	-	-	(219,730)

Transfer to statutory and staff
welfare reserves		-	-	-	-	(7,167)	7,167	-	-
Balance at December 31, 2004	-	-	5,200,444	93,605	2,583,391	(2,041,348)	7,250	-	642,898

Contribution by stockholders		-	-	-	2,415,458	-	-	-	2,415,458

Stock bonuses issued for
convertible note		-	10,465,725	188,383	1,711,617	-	-	-	1,900,000

Stock issued for services		-	800,000	14,400	545,600	-	-	-	560,000

Net loss for the year		-	-	-	-	(832,767)	-	-	(832,767)

Comprehensive income		-	-	-	-	-	-	75,567	75,567

Transfer to statutory and staff
welfare reserves		-	-	-	-	(16,024)	16,024	-	-
Balance at December 31, 2005	-	$-	16,466,169	$296,388	$7,256,066	$(2,890,139)	$23,274	$75,567	$4,761,156

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)

		2004
	2005	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(832,767)	$(219,730)
Adjusted to reconcile net loss to cash (used in)
provided by operating activities:
Allowance for doubtful accounts - accounts receivable	30,516	-
Depreciation and amortization - cost of sales	82,754	85,085
Depreciation and amortization	85,698	9,012
Equity in loss of affiliate	-	211
Minority interest	397,359	(8,362)
Stock issued for services	560,000	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,062,930)	122,023
Inventories, net	376,244	(405,019)
Due from stockholders	(37,578)	569,717
Other assets	43,247	(236,920)
Increase (decrease) in:
Accounts payable	107,418	7,194
Other payables and accrued expenses	11,574	101,234
Value added tax payables	79,958	12,323
Income tax and other taxes payable	(6,304)	6,586
Due to stockholders	(192,194)	184,354
Net cash (used in) provided by operating activities	(357,005)	227,708

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	506,774
Increase in loans receivable	(433,168)	-
Decrease in note payable	-	(241,642)
Purchase of property and equipment	(1,810,445)	(305,070)
Decrease (increase) in investment in affiliate	31,190	(31,401)
Acquisition of land use rights	-	(134,661)
Net cash used in investing activities	(2,212,423)	(206,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution by the stockholders	2,415,458	50,000
Net cash provided by financing activities	2,415,458	50,000

EFFECT OF EXCHANGE RATES ON CASH	75,567	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,403)	71,708

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	167,511	95,803

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,108	$167,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$(7,225)	$(7,503)

Interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2004, the Company issued 4,485,311 shares of common stock for 30% of the common stock of Northwest.

During 2004, the Company issued a Convertible Promissory Note of $1,900,000 for 70% of the common stock of Northwest.

On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock to exercise the conversion of the Convertible Promissory Note of $1,900,000.

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) (“Huifeng Bio-pharmaceutical”) is a US listed company which was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to Huifeng Bio-pharmaceutical Technology Inc.

Northwest Bio-Technic Inc. (“Northwest”) was incorporated in the British Virgin Islands (“BVI”) on June 25, 2004. Xian Huifeng Biochemistry Group Joint-Stock Company Limited (previously Xian Huifeng Biochemistry Joint-Stock Company Limited) (“Huifeng Biochemistry”) was incorporated in the People’s Republic of China (“PRC”) on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC. On April 20, 2005, the Articles of Incorporation were amended to change the name of Huifeng Biochemistry to Xian Huifeng Biochemistry Group Joint-Stock Company Limited.

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

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company’s interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry’s increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry’s interest in Huifeng Pharmaceutical from 26% to 80.2%.

During 2004, Huifeng Biochemistry’s shareholders exchanged 100% of their ownership of Huifeng Biochemistry for 500,000 shares of Northwest under a reorganization plan. The transfer has been accounted for as a reorganization of entities under common control as the companies were beneficially owned by principally identical shareholders and share common management.

On December 20, 2004, pursuant to a Stock Purchase Agreement, a Huifeng Bio-pharmaceutical shareholder sold 401,646 shares in Huifeng Bio-pharmaceutical to two Northwest shareholders for $300,000. On the same date, Huifeng Bio-pharmaceutical entered into an Agreement and Plan of Reorganization with the shareholders of Northwest to exchange 30% of Northwest’s outstanding shares for 4,485,311 shares of Huifeng Bio-pharmaceutical. In addition, the Agreement calls for Huifeng Bio-pharmaceutical to issue a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Huifeng Bio-pharmaceutical for the remaining 70% of Northwest. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

The merger of Huifeng Bio-pharmaceutical and Northwest has been recorded as a recapitalization by Northwest, with Northwest being treated as the continuing entity. The financial statements have been prepared as if the reorganization had occurred retroactively. Huifeng Bio-pharmaceutical, Northwest, Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical are hereafter referred to as (the “Company”).

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization (continued)

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

(C) Principles of consolidation

The accompanying 2005 consolidated financial statements include the financial statements of Huifeng Bio-pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical from the date of its step acquisition on May 27, 2005 to December 31, 2005.

The accompanying 2004 (restated) consolidated financial statements include the financial statements of Huifeng Bio-pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 86.7% owned subsidiary Huifeng Pharmaceutical from the date of its acquisition on June 16, 2004 to the date of its dilution in November 11, 2004 to December 31, 2004 under the equity method accounting.

All significant inter-company balances and transactions have been eliminated in consolidation.

In October 2005, the Company effected a one for eighteen reverse stock split. All shares and per share information of common stock in the accompanying financial statements have been retroactively restated to reflect the effect of this stock split.

(D) Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. For the years ended December 31, 2005 and 2004, the Company recorded an allowance for doubtful accounts of $30,516 and $0 respectively.

(F)	Inventories

Inventories are stated at the lower of cost or market value, cost being determined on a first in, first out method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets’ estimated useful lives. The estimated useful lives are as follows:

Plant and machinery	10 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

Land use rights are stated at cost, less accumulated amortization. The land use rights are amortized over the term of the relevant rights of 50 years from the date of acquisition.

(H)	Long-lived assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.

(I)	Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts receivable (trade and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(J)	Revenue recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(K)	Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized fort the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

(L)	Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”). Foreign currency transactions during the year are translated to RMB at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.

The financial statements are translated into United States dollars (“US$”) using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The translation income recorded for the years ended December 31, 2005 and 2004 was $75,567 and $0 respectively.

(M)	Comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity. The foreign currency translation gain for the years ended December 31, 2005 and 2004 was $75,567 and $0 respectively.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(P) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company originally recorded during the year ended December 31, 2004, the costs incurred by Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) prior to the reverse merger as expenses of the Company for that year. Under reverse merger accounting such costs should be treated as a reduction of additional paid in capital. The Company has restated these costs in the Balance Sheet, Statement of Operations, Statement of Stockholders’ Equity and the Statement of Cash Flows.

A summary of significant effects of the restatement is as follows:

	December 31,
	2004	December 31,
	(As Previously	2004
Statement of Operations	Reported)	(As Restated)

Net sales	$2,478,763	$2,478,763
Cost of sales	(2,235,189)	(2,235,189)
Gross profit	243,574	243,574
Operating expenses	964,637	465,923
Loss from operations	(721,063)	(222,349)
Other income (expenses)	1,760	1,760
Income tax expense	(7,503)	(7,503)
Minority interest	8,362	8,362
Net loss	(718,444)	(219,730)
Net loss per share-basic and diluted	$(0.16)	$(0.049)
Weighted average number of shares outstanding
during the year-basic and diluted	4,506,870	4,506,870

December 31,
	2004	December 31,
(As Previously		2004
Balance sheet	Reported )	(As Restated )

Current assets	$1,971,231	$1,971,231
Property and equipment, net	879,503	879,503
Land use rights, net	133,974	133,974
Other assets	31,190	31,190
Total assets	3,015,898	3,015,898
Current liabilities	2,314,085	2,314,085
Minority interest	58,915	58,915
Stockholders' equity
Common stock	93,608	93,608
Additional paid-in capital	3,082,102	2,583,388
Retained earnings (deficit)
Unappropriated	(2,540,062)	(2,041,348)
Appropriated	7,250	7,250
Total liabilities and stockholders' equity	$3,015,898	$3,015,898

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

3.     ACQUISITION OF SUBSIDIARY

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

The unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Huifeng Pharmaceutical occurred at the beginning of each year is as follows:

		2004
	2005	(As restated)

Net sales	$2,443,060	$2,478,763

Net (loss) income	$(813,008)	$87,441

Net (loss) income per share-basic and diluted	$(0.108)	$0.019

4.     GOODWILL

		2004
	2005	(As restated)

Cost of goodwill acquired in step acquisition of a subsidiary	$2,764	$-
Amount written off	(2,764)	-
	$-	$-

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

5.     ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

		2004
	2005	(As restated)

Accounts receivable	$1,171,574	$104,144
Less: allowance for doubtful accounts	(35,016)	-
Accounts receivable, net	$1,136,558	$104,144

For the years ended December 31, 2005 and 2004, the Company recorded an allowance for doubtful accounts of $30,516 and $0 respectively.

6.     LOANS RECEIVABLE

Loans receivable at December 31, 2005 and 2004 consisted of the followings:

		2004
	2005	(As restated)

Loan receivable from a third party, interest rate of 12%	$185,643	$-
per annum, non-secured, due September 2006

Loan receivable from a third party, interest rate of 10%
per annum, non-secured, due November 2006	247,525	-
	$433,168	$-

Interest income in respect to loans receivable for the years ended December 31, 2005 and 2004 were $29,351 and $0 respectively.

7.     INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

		2004
	2005	(As restated)

Raw materials	$158,838	$1,047,781
Work-in-progress	7,575	11,917
Finished goods	759,368	242,327
	925,781	1,302,025
Less: provision of obsolescence	-	-
	$925,781	$1,302,025
For the year ended December 31, 2005 and 2004, the Company did not have any obsolete inventories.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

8.     OTHER ASSETS

Other assets at December 31, 2005 and 2004 consisted of the following:

		2004
	2005	(As restated)

Short-term note receivable	$-	$181,159
Loans interest receivable	51,980	-
Advances to staff	10,845	39,227
Prepayments	23,522	63,018
Trade deposits paid	190,307	32,590
Others	15,157	19,064
	$291,811	$335,058

9.     PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2005 and 2004:
		2004
	2005	(As restated)

Plant and machinery	$2,368,433	$769,476
Motor vehicles	90,881	87,262
Furniture and office equipment	30,420	20,251
Construction in progress - factory building	483,739	286,039
	2,973,473	1,163,028
Less: accumulated depreciation	449,230	283,525
Property and equipment, net	$2,524,243	$879,503

Depreciation expenses for the years ended December 31, 2005 and 2004 were $165,705 and $93,411 respectively.

10.   LAND USE RIGHTS

Land use rights at December 31, 2005 and 2004 consisted of the following:
		2004
	2005	(As restated)

Land use rights	$134,660	$134,660
Less: accumulated amortization	3,433	686
Land use rights, net	$131,227	$133,974

Amortization expenses for the years ended December 31, 2005 and 2004 were $2,747 and $686 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

11.        INVESTMENT IN AFFILIATE

On June 16, 2004, the Company’s subsidiary Xian Huifeng Biochemistry Group Joint-Stock Company Limited (previously Xian Huifeng Biochemistry Joint-Stock Company Limited (“Huifeng Biochemistry”) acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), which owns licenses to manufacture two pharmaceutical products in the PRC. The balance of 13.3% is held by a stockholder of the Company. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company’s interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry’s increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a step process increasing Huifeng Biochemistry’s interest in Huifeng Pharmaceutical from 26% to 80.2%.

     A summary of the financial statements of the affiliate as of December 31, 2005 and 2004 is as follows:

		2004
	2005	(As restated)

Current assets	$-	$425,641
Non-current assets	-	1,086
Total assets	-	426,727
Current liabilities	-	4,831
Stockholders' equity	-	421,896
Total liabilities and stockholders' equity	$-	$426,727
Revenue	$-	$-
Net loss from November 11, 2004 to December 31, 2004	$-	$(810)
Net loss for the year ended December 31, 2005	$-	$-

The Company's share of the loss for 2005 and 2004 :
Company share at 26% and equity in loss of affiliate	$-	$(211)

12.       OTHER PAYABLES AND ACCRUED EXPENSES

    Other payables and accrued liabilities at December 31, 2005 and 2004 consist of the following:

		2004
	2005	(As restated)

Other payables	$42,213	$24,640
Accrued expenses	106,590	113,599
Deposits received from customers	7,962	6,952
	$156,765	$145,191

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

13. CONVERTIBLE NOTE PAYABLE

Note payable at December 31, 2005 and 2004 consists of the following:

		2004
	2005	(As restated)

Convertible Promissory Note	$-	$1,900,000

Pursuant to a Convertible Promissory Note, the Company promises to pay to Shareholders or their registered assigns, the principal sum of $1,900,000 on June 30, 2005 or such earlier date as the Convertible Note is required or permitted to be repaid as provided hereunder the maturity date, and to pay interest to the Holders on the aggregate unconverted and then outstanding principal amount of this Convertible Note at the rate of 5% per annum, payable on the maturity date as set forth herein. Interest shall be calculated on the basis of a 360 day year and shall accrue on the maturity date. On the maturity date, the Company may, in its sole discretion, pay the principal sum by issuing to the Holder 10,465,725 shares of the Company’s restricted common stock at $0.1815 per share, provided a required one for eighteen reverse stock split of the common stock has been effected. On June 30, 2005, the Company amended the due date of the Convertible Promissory Note from June 30, 2005 to December 31, 2005 with all other terms and conditions set forth in the Note remaining unchanged. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

14. INCOME TAX

a          Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2005 and 2004.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. No provision for income tax expenses for 2005 has been made as Huifeng Biochemistry has incurred net operating loss. The income tax expenses paid during 2005 of $253 represents underprovision for income tax for the year 2004. The income tax expenses for 2004 were $7,503.

Huifeng Engineering and Huifeng Pharmaceutical, wholly owned subsidiaries of Huifeng Biochemistry, were also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for 2005 and 2004 as Huifeng Engineering and Huifeng Pharmaceutical have incurred net operating loss.

The income tax expenses for 2005 and 2004 are summarized as follows:

		2004
	2005	(As restated)
PRC Income Tax
Current	$253	$7,503
	$253	$7,503

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

14.   INCOME TAX (CONTINUED)

b.  The Company’s deferred tax assets at December 31, 2005 and 2004 consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of in December 31, 2005 and 2004, the Company had net operating loss carry forwards of approximately $737,172 and $20,000 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire 2025. The net changes in the valuation allowance for 2005 and 2004 were increases of $243,838 and $6,800 respectively.

c.  The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

		2004
	2005	(As restated)
Huifeng Bio-Pharmaceutical
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

15.  NET LOSS PER SHARE

The following is net loss per share information at December 31:

		2004
	2005	(As restated)

Net loss	$(832,767)	$(219,730)

Basic and diluted weighted-average common
stock outstanding	$7,529,550	$4,506,870

Net loss per share - basic and diluted	$(0.111)	$(0.049)

16.  COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care,  welfare subsidies, unemployment insurance and pension benefits through a Chinese government  mandated multi-employer defined contribution plan. The Company is required to accrue for those  benefits based on certain percentages of the employees’ salaries and make contributions to the plans  out of the amounts accrued for medical and pension benefits. The total provision and contributions  made for such employee benefits was $3,522 and $3,607 for the years ended December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension  liability to be paid to these employees.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)	Commitments

The Company occupies office and storage spaces from a third party under operating leases which expires on March 31, 2006 and November 10, 2006 at a quarterly rental of $3,156 and $356 respectively. Accordingly, for 2005 and 2004, the Company recognized rental expense for these spaces in the amount of $12,816 and $12,319, respectively.

As of December 31, 2005, the Company has outstanding commitments with respect to non-cancelable operating leases, which are due as follows:

2006	$4,225

17. SHAREHOLDERS’ EQUITY

(A) Stock issuances

On December 20, 2004 the Company entered into an Agreement and Plan of Reorganization with Northwest Bio-Technic Inc (“Northwest”) to acquire 100% of Northwest equity. The Company issued 4,485,318 shares in exchange for 30% of Northwest’s outstanding shares.

The Company has authorized up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2004 there are no issued series or shares of preferred stock.

In October 2005, the Company effected a one for eighteen reverse split of its common stock that resulted in a reduction of the number of issued and outstanding shares from 93,604,958 to approximately 5,200,444 shares.

On the effective date of the reverse split of its common stock, the Company decreased the par value of its common stock from $0.001 to $0.000555 instead of increasing the par value of its common stock from $0.001 to $0.018. The Company corrected this situation by filing an amendment to its Articles of Incorporation on March 28, 2005 to increase the par value of its common stock from $0.000555 to $0.018. The issued capital was retroactively adjusted to reflect the increase in the par value of the common stock.

On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

In December 2005, the Company approved the issue of 800,000 shares of common stock having a fair value of $560,000 to four staff as stock bonuses. As of December 31, 2005, these shares have not been issued.

(B) Appropriated retained earnings

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

During 2005 and 2004, the Company’s wholly owned subsidiary Huifeng Biochemistry appropriated $16,024 and $7,167, respectively to the reserves funds based on its net income under PRC GAAP.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005 AND 2004 (RESTATED)

18. RELATED PARTY TRANSACTIONS
As of December 31, 2005 and 2004, the stockholders owed the Company $100,007 and $62,493 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $5,664 and $0 for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, the Company also owed the stockholders $1,239 and $193,433 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

During 2004, the Company issued 346,238 shares of common stock having a fair value of $349,008 at $1.008 to a shareholder as repayment of cash advances of $373,937 to operate the Company’s business. The Company recognized operating expenses of $373,937 as of December 31, 2004.

The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest, the Note is convertible into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

See Note 1 (A) for transactions with Huifeng Bio-pharmaceutical and its subsidiaries.

19. CONCENTRATIONS AND RISKS

During 2005 and 2004, 100% of the Company’s assets were located in China.

During 2005 and 2004, 65% and 90% of the Company’s revenues were derived from companies located in China respectively.

The Company relied on two customers for approximately $644,641 and $315,613 respectively representing in aggregate 39% of sales for the year ended December 31, 2005, and relied on two customers for approximately $790,217 and $802,324 respectively representing in aggregate 63% of sales for the year ended December 31, 2004. At December 31, 2005 and 2004, accounts receivable from those customers totaled $340,302 and $32,119 respectively.

The Company also relied on one supplier for approximately $181,743 representing in aggregate 14% of purchases for the year ended December 31, 2005, and relied on four suppliers for approximately $443,718, $269,547, $288,832 and $339,895 respectively representing in aggregate 62% of purchases for the year ended December 31, 2004. At December 31, 2005 and 2004, accounts payable to those two suppliers totaled $29,576 and $1,182 respectively.

20. SUBSEQUENT EVENT

On March 28, 2006, the Company filed an amendment to its Articles of Incorporation to increase the par value of its common stock from $0.000555 to $0.018.