Form 10QSB
period 2006-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2006-05-22
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to _________________

Commission file number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Formerly SECURED DATA, INC.)

(Name of Small Business Issuer as specific in its Charter)

Nevada	87-0650264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16B/F Ruixin Road Bldg. No. 25 Gaoxin Road
Xi An 710075 Shaanxi Province, China

(Address of Principal Executive Offices Including Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

The number of shares outstanding of the registrant's common equity as of March 31, 2006, was 16,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(FORMERLY SECURED DATA, INC.) AND SUBSIDIARIES
INDEX TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

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
(FORMERLY SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006 (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,401
Accounts receivable, net of allowances	1,128,138
Inventories, net	1,058,822
Loans receivable	437,500
Due from stockholders	80,112
Other assets	265,858
Total Current Assets	3,102,831

PROPERTY AND EQUIPMENT, NET	2,590,149

LAND USE RIGHTS, NET	135,108
TOTAL ASSETS	$5,828,088

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$136,754
Other payables and accrued expenses	150,451
Value added tax payable	87,253
Income tax and other taxes payable	536
Due to stockholders	1,250
Total Current Liabilities	376,244

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	466,084

STOCKHOLDERS' EQUITY
Preferred stock, ($0.001 par value, 5,000,000 shares authorized,
non issued and outstanding)	-
Common stock, ($0.018 par value, 100,000,000 shares authorized,
16,466,169 shares issued and outstanding as of
March 31, 2006)	296,391
Additional paid-in capital	7,256,063
Retained earnings (deficit)
Unappropriated	(2,762,841)
Appropriated	23,274
Accumulated other comprehensive income	172,873
Total Stockholders' Equity	5,451,844

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,828,088

The accompanying notes are an integral part of these financial statements

3

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

NET SALES	$1,103,447	$926,538

COST OF SALES	(933,710)	(816,815)

GROSS PROFIT	169,737	109,723

OPERATING EXPENSES
Selling expenses and distribution expenses	34,631	16,394
General and administrative expenses	33,934	42,076
Depreciation and amortization	12,194	17,393
Total Operating Expenses	80,759	75,863

INCOME FROM OPERATIONS	88,978	33,860

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	-	(112)
Interest income	13,114	49
Interest expense	(31)	-
Other income	18,750	42,270
Total Other Income	31,833	42,207
INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	120,811	76,067

INCOME TAX EXPENSE	-	(25,812)

MINORITY INTEREST	6,487	2,083

NET INCOME	127,298	52,338

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	97,306	-

COMPREHENSIVE INCOME	$224,604	$52,338

Net income per share - basic and diluted	$0.012	$0.010

Weighted average number of shares
outstanding during the period - basic and diluted	10,307,400	5,200,444

The accompanying notes are an integral part of these financial statements

4

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY SECURED DATA, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	127,298	52,338
Adjusted to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization - cost of sales	53,518	56,221
Depreciation and amortization	12,194	17,393
Equity in loss of affiliate	-	112
Minority interest	6,487	(2,083)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	8,420	(400,823)
Inventories	(133,041)	(23,342)
Due from stockholders	19,959	(209,831)
Tax receivable	-	(3,407)
Other assets	25,953	(35,996)
Increase (decrease) in:
Accounts payable	(27,118)	21,108
Other payables and accrued expenses	(6,314)	17,281
Value added tax payable	(5,028)	(12,323)
Income tax and other taxes payable	156	215
Due to stockholders	-	(119,565)
Net cash provided by (used in) operating activities	82,484	(642,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in due from an associate	-	(1,665,459)
Purchase of property and equipment	(47,071)	(55,505)
Net cash used in investing activities	(47,071)	(1,720,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Registered capital appropriation	-	2,415,458
Net cash provided by financing activities	-	2,415,458

EFFECT OF EXCHANGE RATES ON CASH	7,880	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,413	51,792

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,108	167,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	132,401	219,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$-	$-

Interest expenses	$31	$-

The accompanying notes are an integral part of these financial statements

5

(HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(FORMERLY SECURED DATA, INC.) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

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

On December 20, 2004, pursuant to a Stock Purchase Agreement, a Huifeng Bio-Pharmaceutical stockholder sold 401,646 shares in Huifeng Bio-Pharmaceutical to two Northwest stockholders for $300,000. On the same date, Huifeng Bio-Pharmaceutical entered into an Agreement and Plan of Reorganization with the Stockholders of Northwest to exchange 30% of Northwest’s outstanding shares for 4,485,311 shares of Huifeng Bio-Pharmaceutical. In addition, the Agreement calls for Huifeng Bio-Pharmaceutical to issued a Convertible Promissory Note for $1,900,000 that is convertible into 10,465,725 (post a one for eighteen reverse split) shares of Huifeng Bio-Pharmaceutical for the remaining 70% of Northwest. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Accordingly, the financial statements include the following:

(1)	The unaudited balance sheet as of March 31, 2006 consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)
The unaudited statements of operations for the three months ended March 31, 2006 and 2005 include the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

It the opinion of management, the unaudited condensed consolidated financial statements contained all adjustments on normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and consolidated cash flows for the three months ended March 31, 2006 and 2005. The consolidated results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 USE OF ESTIMATES

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interest represents the minority stockholders’ proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 26% investment in Huifeng Pharmaceutical under the equity method of accounting.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 5 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 6 EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of March 31, 2006 and 2005, there were no common share equivalents outstanding, who’s effect was anti dilutive and not included in the calculation of dilutive income per share.

NOTE 7 BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 9 STOCKHOLDERS’ EQUITY

On March 28, 2006, the Company filed an amendment to its Articles of Incorporation to increase the par value of its common stock from $0.000555 to $0.018.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Commitments

The Company occupies office space from a third party under an operating lease which expires on March 31, 2008 at a quarterly rental of $3,188. Accordingly, for the three months ended March 31, 2006 and 2005, the Company recognized rental expenses for this space in the amount of $3,188 and $3,080 respectively.

As of March 31, 2006, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:

2007	$12,750
2008	12,750
$25,500

NOTE 11 RELATED PARTY TRANSACTIONS

As of March 31, 2006 and 2005, the stockholders owed the Company $80,112 and $272,324 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $1,110 and $0 for the three months ended March 31, 2006 and 2005 respectively.

As of March 31, 2006 and 2005, the Company also owed the stockholders $1,250 and $73,868 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

NOTE 12 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2006 and 2005, 100% of the Company’s assets were located in China.

During the three months ended March 31, 2006 and 2005, 62% and 79% of the Company’s revenues were derived from companies located in China respectively.

The Company relied on two suppliers for approximately $99,125 and $122,650 respectively representing in aggregate 13% and 16% respectively of purchases for the three months ended March 31, 2006. As of March 31, 2006, accounts payable to those two suppliers totaled $60,922.

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

The Company does not have any reserves against its accounts receivable or inventories at March 31, 2006 and 2005. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2006 were $1,103,447, an increase of $176,909 from $926,538 for same quarter in 2005. Our increases in sales revenues in 2006 were mainly attributable to the change of our domestic sales and export sales in the first quarter of 2006 compared with the same quarter in 2005:

	For quarter ended March 31,		Increase / (Decrease)
Product	2006	2005
Domestic sales	$687,970	$721,116	$(33,146)
Export sales	415,477	205,422	210,055

TOTAL	$1,103,447	$926,538	$176,909

Cost of revenues for the quarter ended March 31, 2006 were $933,710, an increase of $116,895 from $816,815 for the quarter ended March 31, 2005. Compared to the quarter ended March 31, 2005, the increase in cost of sales of our products was because of the change in the cost of our domestic sales and export sales:

	For quarter ended March 31,		Increase / (Decrease)
Product	2006	2005
Domestic sales	$618,554	$645,694	$(27,140)
Export sales	315,156	171,121	144,035

TOTAL	$933,710	$816,815	$116,895

The increase in cost of sales of our products was not in the same proportion as our increase in sales revenue because our profit margin improved in the three months ended March 31, 2006 from 12% in the first quarter of 2005 to 15% in the same quarter in 2006. The major reason for the increase in profit margin was because of increase in overseas sales in the three months ended March 31, 2006 as compared to same period in 2005. The profit margin for our export sales was 24% for the first quarter of 2006 while the profit margin of our domestic sales was 10% in the same period.

Gross margin for the quarter ended March 31, 2006 was $169,737, an increase of $60,014 from $109,723 for the period ended March 31, 2005.

General and Administrative Expenses

General and Administrative expenses totaled $33,934 for the three months ended March 31, 2006, a decrease of $8,142 from $42,076 for the three months ended March 31, 2005. The decrease in general and administrative expenses was mainly due to decrease in entertainment expenses.

Selling and Distribution Expenses

Selling and distribution expenses totaled $34,631 for the three months ended March 31, 2006, an increase of $18,237 from $16,394 for the three months ended March 31, 2005. The Company has increased its expenses of $6,735 in overseas conference meetings and $10,588 in freight expenses in the current quarter as compared to same quarter last year. The Company also increased in its expenditures of $914 in other expenses.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $132,401 at March 31, 2006.

In the three months ended March 31, 2006, our cash provided by operating activities totaled $82,484, mainly due to our net income of $127,298 and decrease in other current assets. In the three months ended March 31, 2006, cash flow used in investing activities totaled $47,071 for purchase of property and equipment.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $2,726,587 at March 31, 2006.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses in 2005 and 2006 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 8.3 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $97,306 during the first quarter of 2006. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

As of the end of the period of this report, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of May, 2006.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ JING AN WANG
Jing An Wang Chief Executive Officer