Form 10QSB
period 2006-06-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2006-08-21
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

The number of shares outstanding of the registrant's common equity as of August 17, 2006, was 16,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHOLOGY INC.
AND SUBSIDIARIES

CONTENTS

HUIFENG BIO-PHARMACEUTICAL TECHOLOGY INC.
AND SUBSIDIARIES

CONTENTS

Pages

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	1

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three
and six months ended June 30, 2006 and 2005 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended
June 30, 2006 and 2005 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)	4 - 8

Item 2. Management’s Discussion and Analysis or Plan of Operation	9-13

Item 3. Controls and Procedures	14

PART II. OTHER INFORMATION	14

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Series Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,916
Accounts receivable, net of allowances	1,011,761
Inventories, net	1,277,383
Loans receivable	437,500
Due from stockholders	66,690
Other assets	332,102
Total Current Assets	3,169,352

PROPERTY AND EQUIPMENT, NET	2,589,977

LAND USE RIGHTS, NET	134,397
TOTAL ASSETS	$5,893,726

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$144,317
Other payables and accrued expenses	226,882
Value added tax payables	92,815
Income tax and other tax payables	38,265
Due to stockholders	-
Total Current Liabilities	502,279

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	459,877

STOCKHOLDERS' EQUITY
Preferred stock, ($0.001 par value, 5,000,000 shares authorized,
non issued and outstanding)	-
Common stock, ($0.018 par value, 100,000,000 shares authorized,
16,466,169 shares issued and outstanding as of
June 30, 2006)	296,391
Additional paid-in capital	7,256,063
Retained earnings (deficit)
Unappropriated	(2,816,828)
Appropriated	23,274
Accumulated other comprehensive income	172,670
Total Stockholders' Equity	5,391,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,893,726

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

NET SALES
- A subsidiary	$28,526	$-	$28,526	$-
- Third parties	430,722	416,274	1,534,169	1,342,812
	459,248	416,274	1,562,695	1,342,812

COST OF SALES	(357,841)	(276,888)	(1,291,551)	(1,093,703)

GROSS PROFIT	101,407	139,386	271,144	249,109

OPERATING EXPENSES
Selling expenses and distribution expenses	49,814	32,311	84,445	48,705
General and administrative expenses	76,185	45,674	110,119	87,750
Depreciation and amortization	10,787	17,377	22,981	34,770
Total Operating Expenses	136,786	95,362	217,545	171,225

(LOSS) INCOME FROM OPERATIONS	(35,379)	44,024	53,599	77,884

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	-	-	-	(112)
Goodwill written off	-	(2,764)	-	(2,764)
Interest income	12,787	7,588	25,901	7,637
Interest expense	(26)	-	(57)	-
Other income	150	-	18,900	42,270
Total Other Income, net	12,911	4,824	44,744	47,031

(LOSS) INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	(22,468)	48,848	98,343	124,915

INCOME TAX EXPENSE	(37,726)	-	(37,726)	(25,812)

MINORITY INTEREST	6,207	3,313	12,694	5,396

NET (LOSS) INCOME	(53,987)	52,161	73,311	104,499

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(203)	-	97,103	-

COMPREHENSIVE (LOSS) INCOME	$(54,190)	$52,161	$170,414	$104,499

Net (loss) income per share -
basic and diluted	$(0.003)	$0.010	$0.004	$0.020

Weighted average number of shares
outstanding during the period -
basic and diluted	16,466,169	5,200,444	16,466,169	5,200,444

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30,2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,311	$104,499
Adjusted to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization - cost of sales	110,223	68,050
Depreciation and amortization	22,980	34,770
Equity in loss of affiliate	-	31,190
Minority interest	12,694	409,692
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	124,797	(358,014)
Inventories	(351,602)	(129,065)
Due from stockholders	33,381	(195,797)
Tax receivable	-	(13,094)
Other assets	(40,291)	(2,001)
Increase (decrease) in:
Accounts payable	(19,555)	32,534
Other payables and accrued expenses	70,117	(35,948)
Value added tax payable	534	(12,323)
Income tax and other taxes payable	37,885	19,103
Due to stockholders	(1,250)	(192,225)
Net cash provided by (used in) operating activities	73,224	(238,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(114,391)	(1,577,877)
Net cash used in investing activities	(114,391)	(1,577,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Registered capital appropriation	-	2,415,458
Increase in loans receivable	-	(422,705)
Net cash provided by financing activities	-	1,992,753

EFFECT OF EXCHANGE RATES ON CASH	(4,025)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,167)	176,247

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,108	167,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,916	$343,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$-	$-

Interest expenses	$57	$-

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Accordingly, the financial statements include the following:

(1)	The balance sheets as of June 30, 2006 (unaudited) consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)
The statements of operations for the three and six months ended June 30, 2006 and 2005 (unaudited) includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and consolidated cash flows for the six months ended June 30, 2006 and 2005. The consolidated results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2005 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical from the date of its step acquisition on May 27, 2005 to June 30, 2005. The Company accounts for its 26% investment in Huifeng Pharmaceutical from January 1, 2005 to May 26, 2005 under the equity method of accounting.

Minority interest represents the minority stockholders’ proportionate share of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of six months or less at the time of purchase to be cash equivalents.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 5 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the six months ended June 30, 2006 and 2005.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the six months ended June 30, 2006 and 2005 were $37,726 and $25,812 respectively.

Huifeng Engineering and Huifeng Pharmaceutical, wholly owned subsidiaries of Huifeng Biochemistry, were also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the six months ended June 30, 2006 and 2005 as Huifeng Engineering and Huifeng Pharmaceutical have incurred net operating loss.

NOTE 6 (LOSS) EARNINGS PER SHARE

Basic and diluted net (loss) income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding, who’s effect was anti dilutive and not included in the calculation of dilutive income per share.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

NOTE 9 STOCKHOLDERS’ EQUITY

On March 28, 2006, the Company filed an amendment to its Articles of Incorporation to increase the par value of its common stock from $0.000555 to $0.018.

NOTE 10 COMMITMENTS AND CONTINGENCIES

Commitments

The Company occupies office space from a third party under an operating lease which expires on March 31, 2008 at a quarterly rental of $3,188. Accordingly, for the six months ended June 30, 2006 and 2005, the Company recognized rental expenses for this space in the amount of $6,376 and $6,160 respectively.

As of June 30, 2006, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:

2007	$12,750
2008	9,563
$22,313

NOTE 11 RELATED PARTY TRANSACTIONS

As of June 30, 2006 and 2005, the stockholders owed the Company $66,690 and $258,290 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $1,986 and $0 for the six months ended June 30, 2006 and 2005 respectively.

As of June 30, 2006 and 2005, the Company also owed the stockholders $0 and $1,208 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

During the three months ended June 2006, the Company’s subsidiary - Huifeng Biochemistry sold finished goods to another subsidiary - Huifeng Pharmaceutical at the production cost totaling $28,526.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 12 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2006 and 2005, 100% of the Company’s assets were located in China.

During the six months ended June 30, 2006 and 2005, 63% and 67% of the Company’s revenues were derived from companies located in China respectively.

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

The Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005, to change the name of the Company to "Huifeng Bio-Pharmaceutical Technology Inc.". On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology Inc. and the ticker symbol changed to HFGB.OB.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2006 and 2005. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or non-recoverable accounts receivable.

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

3. The seller's price to the buyer is fixed or determinable; and

4. Recoverability is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring recoverability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2006 were $459,248, an increase of $42,974 from $416,274 for the same quarter in 2005. Our increase in sales for the second quarter of 2006 was due to a significant increase in sales of our pharmaceutical material products after we received our GMP certification during February 2006, but was somewhat offset by a decrease in sales of pharmaceutical intermediates, plant extractive and other products because approximately five new competitors entered the market during the first quarter of 2006 as a result of additional media attention relating to the Company’s business in the PRC and currency exchange rates, as compared with the same quarter in 2005:

Product	For the quarter ended June 30,		Increase / (Decrease)
	2006	2005
Pharmaceutical intermediates	$101,609	$244,691	$(143,082)
Pharmaceutical material	250,198	93	250,105
Plant Extractive and others	107,441	171,490	(64,049)
TOTAL	$459,248	$416,274	$42,974

Cost of revenues for the quarter ended June 30, 2006 were $357,841, an increase of $80,953 from $276,888 for the quarter ended June 30, 2005. Compared to the quarter ended June 30, 2005, the increase in the cost of revenues for the second quarter of 2006 was because of the significant increase in sales of our pharmaceutical material products after we received our GMP certification during February 2006 and a decrease in sales of pharmaceutical intermediates, plant extractive and others compared with the same quarter in 2005:

Product	For the quarter ended June 30,		Increase / (Decrease)
	2006	2005
Pharmaceutical intermediates	$68,944	$143,664	$(74,720)
Pharmaceutical material	198,538	103	198,435
Plant Extractive and others	90,359	133,121	(42,762)
TOTAL	$357,841	$276,888	$80,953

Gross margin for the quarter ended June 30, 2006 was $101,407, a decrease of $37,979 from $139,386 for the same period ended June 30, 2005.

Our gross profit margin for 2006 decreased from 33.5% for the second quarter of 2005 to 22.1% in the same quarter in 2006 because of a decrease in the selling price of pharmaceutical intermediates and plant extractives and an increase in the purchase cost of the raw materials including pyridine and iodine for production of pharmaceutical materials.

General and Administrative Expenses

General and Administrative expenses totaled $76,185 for the three months ended June 30, 2006, an increase of $30,511 from $45,674 for the three months ended June 30, 2005. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $21,056.

Selling and Distribution Expenses

Selling and distribution expenses totaled $49,814 for the three months ended June 30, 2006, an increase of $17,503 from $32,311 for the three months ended June 30, 2005. The increase in selling and distribution expenses was mainly due to an increase in meeting expenses of $6,344 and air transportation for overseas sales of $16,964.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2006 were $1,562,695, an increase of $219,883 from $1,342,812 for same period in 2005. Our increase in revenues of sales in 2006 was mainly attributable to the significant increase in our sales of pharmaceutical material products in the first six months of 2006 and a decrease in sales of pharmaceutical intermediates, plant extractive and other products against the same period in 2005:

Product	Six months ended June 30,		Increase / (Decrease)
	2006	2005

Pharmaceutical intermediates	$515,761	$1,144,021	$(628,260)
Pharmaceutical material	893,169	227	892,942
Plant Extractive and others	153,765	198,564	(44,799)

TOTAL	$1,562,695	$1,342,812	$219,883

Cost of revenues for the six months ended June 30, 2006 were $1,291,551, an increase of $197,848 from $1,093,703 for the six months ended June 30, 2005. The increase in cost of revenues of our products was because of our increase in sales of revenue in 2006 for the sales of pharmaceutical material products compared with 2005:

Product	Six months ended June 30,		Increase / (Decrease)
	2006	2005

Pharmaceutical intermediates	$403,038	$884,797	$(481,759)
Pharmaceutical material	766,966	206	766,760
Plant Extractive and others	121,547	208,700	(87,153)

TOTAL	$1,291,551	$1,093,703	$197,848

Gross margin for the six months ended June 30, 2006 was $271,144, an increase of $22,035 from $249,109 for the period ended June 30, 2005. However, our gross profit margin for 2006 decreased slightly from 18.6% in the first six months of 2005 to 17.3% in the same period in 2006 because the increase in the cost of revenues for our products was not in the same proportion as the increase in revenue.

General and Administrative Expenses

General and Administrative expenses totaled $110,119 for the six months ended June 30, 2006, an increase of $22,369 from $87,750 for the six months ended June 30, 2005. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $21,056 during the three months ended June 30, 2006.

Selling and Distribution Expenses

Selling and distribution expenses totaled $84,445 for the six months ended June 30, 2006, an increase of $35,740 from $48,705 for the six months ended June 30, 2005. The increase in selling and distribution expenses was mainly due to an increase in meeting expenses of $13,079 and air transportation for overseas sales of $27,552.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $43,916 at June 30, 2006.

In the six months ended June 30, 2006, our cash provided by operating activities totaled $73,224, mainly due to our net income for the period of $73,311, a decrease in accounts receivable in the six month period, which totaled $124,797, and an increase in inventory of $351,602. Increase in inventory was as a result of our increase in operating scale and an emphasis on quicker collections to bring in more working capital, resulting in decreased accounts receivable. In the six months ended June 30, 2006, cash flow used in investing activities totaled $114,391.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $2,667,073 at June 30, 2006.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses in 2005 and 2006 were denominated primarily in Renminbi ("RMB"), the currency of The People’s Republic of China. There can be no assurance that RMB/US dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, the RMB rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $97,103 during the first six months of 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 2006.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

By:	/s/ JING AN WANG
Jing An Wang Chief Executive Officer