Form 10QSB
period 2006-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2006-11-13
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No[X]

The number of shares outstanding of the registrant's common equity as of November 10, 2006, was 16,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No[X]

HUIFENG BIO-PHARMACEUTICAL TECHOLOGY INC.

AND SUBSIDIARIES

FORM 10-QSB

Quarter Ended September 30, 2006

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION
Page
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2006
Item 2.	Managements Discussion and Analysis of Financial Condition or Plan of Operation
Item 3.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

PART I. FINANCIAL INFOMRATION

Item 1.

Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

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

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Accordingly, the financial statements include the following:

(1)

The balance sheets as of September 30, 2006 (unaudited) consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)

The statements of operations for the three and nine months ended September 30, 2006 and 2005 (unaudited) includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s consolidated financial position at September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and consolidated cash flows for the nine months ended September 30, 2006 and 2005. The consolidated results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 appearing in the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2005 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and  80.2% owned subsidiary Huifeng Pharmaceutical from the date of its step acquisition on May 27, 2005 to September 30, 2005. The Company accounts for its 26% investment in Huifeng Pharmaceutical from January 1, 2005 to May 26, 2005 under the equity method of accounting.

Minority interest represents the minority stockholders’ proportionate share of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 4

CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 5

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the nine months ended September 30, 2006 and 2005.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction.  According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the nine months ended September 30, 2006 and 2005 were $55,786 and $38,159 respectively.

Huifeng Engineering and Huifeng Pharmaceutical, wholly owned subsidiaries of Huifeng Biochemistry, were also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  No provision for income tax expenses for the six months ended September 30, 2006 and 2005 as Huifeng Engineering and Huifeng Pharmaceutical have incurred net operating loss.

NOTE 6

EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2006 and 2005, there were no common share equivalents outstanding, who’s effect was anti dilutive and not included in the calculation of dilutive income per share.

NOTE 7

BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 8

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”).  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.  The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact of this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In September 2006, the FSAB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 8

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS No. 87, “Employers' Accounting for Pensions” (“SFAS 87”), SFAS No. 88, “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) and SFAS No. 132(R) “Employers' Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132(R)”), to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for the plan's underfunded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. The Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 9 NOTES RECEIVABLE

Notes receivable as of September 30, 2006 (unaudited) consisted of the following:

*		*	187,500

	250,000

*	437,500

NOTE 10 NOTES PAYABLE

Notes payable as of September 30, 2006, (unaudited) consisted of the following:

NOTE 11

STOCKHOLDERS’ EQUITY

On March 28, 2006, the Company filed an amendment to its Articles of Incorporation to increase the par value of its common stock from $0.000555 to $0.018.

NOTE 12

COMMITMENTS AND CONTINGENCIES

Commitments

The Company occupies office space from a third party under an operating lease which expires on March 31, 2008 at a quarterly rental of $3,188.  Accordingly, for the nine months ended September 30, 2006 and 2005, the Company recognized rental expenses for this space in the amount of $9,563 and $9,239 respectively.

As of September 30, 2006, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 13

RELATED PARTY TRANSACTIONS

As of September 30, 2006 and 2005, the stockholders owed the Company $89,982 and $107,734 respectively for advances made on an unsecured basis and repayable on demand.  Interest is charged at 6% per annum on the amount due.  Total interest income amounted to $3,203 and $0 for the nine months ended September 30, 2006 and 2005 respectively.

As of September 30, 2006 and 2005, the Company also owed the stockholders $0 and $1,233 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

Commencing from June 2006, the Company’s subsidiary – Huifeng Biochemistry sold finished goods to another subsidiary – Huifeng Pharmaceutical at the production cost totaling $38,942.

NOTE 14

CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2006 and 2005, 100% of the Company’s assets were located in China.

During the nine months ended September 30, 2006 and 2005, 60% and 67% of the Company’s revenues were derived from companies located in China respectively.

NOTE 15

SUBSEQUENT EVENTS

On October 27, 2006, the Company entered into a material definitive agreement with a third party. The Company will acquire certain plants and facilities of such third party at the consideration of $625,000 in exchange for the issuance of Company’s 2,000,000 shares of restricted common stock.

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

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2006 and 2005.  Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories.  In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories.  Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers’ financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.  While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or non-recoverable accounts receivable.

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

The majority of the Company's revenue results from sales contracts with distributors and revenue are generated upon the shipment of goods.  The Company's pricing structure is fixed and there are no rebate or discount programs.  Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring recoverability.  Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margin

Revenue increased by $397,534 from $1,981,254 for the nine months ended September 30, 2005 to $2,378,788 for the nine months ended September 30, 2006, and by $177,651 from $638,442 for the three months ended September 30, 2005 to $816,093 for the three months ended September 30, 2006. The increase in revenue was mainly due to the continuous increase in sales of pharmaceutical material products.  Although our sales in pharmaceutical intermediates, plant extractive and other products experienced a decrease in volume and value, based on our new sales strategy and after receiving our GMP certification in February 2006, we have obtained a substantial revenue growth rate of 77.70% over the last quarter ended June 30, 2006..  In order to increase our production ability to meet with the market demands, we have acquired and plan to acquire additional production facilities in the fourth quarter of 2006.  We expect the new production facilities should enhance our product mix and output to fulfill our local and overseas customers’ demands.

Revenue Product	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2006	2005		2006	2005
Pharmaceutical intermediates	$372,962	$541,443	$(168,481)	$915,706	$1,664,848	$(749,142)
Pharmaceutical material	408,003	4,473	403,530	1,247,172	5,070	1,242,102
Plant Extractive and others	35,128	92,526	(57,398)	215,910	311,336	(95,426)
TOTAL	$816,093	$638,442	$177,651	$2,378,788	$1,981,254	$397,534

Cost of revenue increased by $392,016 from $1,571,976 for the nine months ended September 30, 2005 to $1,963,992 for the nine months ended September 30, 2006, and increased by $194,168 from $478,273 for the three months ended September 30, 2005 to $672,441 for the three months ended September 30, 2006.

The increase in the cost of revenue was because of the significant increase in production and sales of our pharmaceutical material products.

Cost Product	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2006	2005		2006	2005
Pharmaceutical intermediates	$303,802	$392,789	$(88,987)	$736,471	$1,349,318	$(612,847)
Pharmaceutical material	347,097	4,706	342,391	1,039,996	4,917	1,035,079
Plant Extractive and others	21,542	80,778	(59,236)	187,525	217,741	(30,216)
TOTAL	$672,441	$478,273	$194,168	$1,963,992	$1,571,976	$392,016

Gross profit margin decreased from 20.65% for the nine months ended September 30, 2005 to 17.43% for the nine months ended September 30, 2006, and decreased from 25.09% to 17.60% for three months ended September 30, 2006 compared with the same period last year.

The decrease of gross profit margin was due to the decrease in the selling price of pharmaceutical intermediates and plant extractives and an increase in the cost of the raw materials including pyridine and iodine used in the production of pharmaceutical materials.

General and Administrative Expenses

General and Administrative expenses totaled $157,120 for the nine months ended September 30, 2006, a marginal increase of $2,521 from $154,599 for the nine months ended September 30, 2005, and a decrease of $19,848 from 66,849 for the three months ended September 30, 2005 to $47,001 for the three months ended September 30, 2006. The decrease in the third quarter was because some legal, professional and other fees related to our listing in the United States did not occur in the third quarter of 2006, compared to the corresponding quarter in 2005.

Selling and Distribution Expenses

Selling and distribution expenses totaled $105,342 for the nine months ended September 30, 2006, an increase of $23,023 from $82,319 for the nine months ended September 30, 2005, and a decrease of $12,717 from $33,614 for the three months ended September 30, 2005 to $20,897 for the three months ended September 30, 2006.  The decrease in selling and distribution expenses for the three months ended September 30, 2006 was mainly due to the decrease in meeting and advertising expenses.  The increase for the nine months ended September 30, 2006 was mainly due to the increase in delivery costs relating to the sales of pharmaceutical material.

Liquidity and Capital Resources

Cash

Our cash balance was $132,039 at September 30, 2006.

For the nine months ended September 30, 2006, our net cash used in operating activities totaled $82,793, mainly due to our net income for the period of $150,305, a decrease in accounts receivable in the nine months period, which totaled $211,053, and an increase in inventory of $579,778.  Increase in inventory was a result of our increase in operating scale and the Company required more working capital.  The decrease in accounts receivable led to an increase in cash for general operationing purposes.  For the nine months ended September 30, 2006, cash flow used in investing activities totaled $156,970 which was primarily for the purchase of equipment for production and costs for property under construction.

We are currently funding our operations from operating revenue.

Working Capital

Our working capital was $2,763,709 as at September 30, 2006.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses in 2005 and 2006 were denominated primarily in Renminbi ("RMB"), the currency of The People’s Republic of China.  There can be no assurance that the RMB/US dollar exchange rates will remain stable.  A devaluation of the RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.  On July 22, 2005, the RMB rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $96,841 during the first nine months of 2006. [THIS SECTION SHOULD BE UPDATED SINCE THE EXCHANGE RATE HAS CHANGED SOME MORE SINCE JULY 2005.]

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

None

Item 3.  Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

On October 27, 2006, the Company entered into a material definitive agreement with a third party. The Company will acquire certain plants and facilities of such third party at the consideration of $625,000 in exchange for the issuance of Company’s 2,000,000 shares of restricted common stock.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3.  Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

On October 27, 2006, the Company entered into a material definitive agreement with a third party. The Company will acquire certain plants and facilities of such third party at the consideration of $625,000 in exchange for the issuance of Company’s 2,000,000 shares of restricted common stock.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this on November 13, 2006.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

                                            By:   /s/ JING AN WANG

                                                  ----------------------

                                                   Jing An Wang

                                                   Chief Executive Officer