Form 10QSB/A
period 2006-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2006-11-16
CIK 1119951

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A amends the Quarterly Report on Form 10-QSB of Huifeng Bio-Pharmaceutical Technology, Inc. (the “Company”) for the three and nine month periods ended September 30, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2006 (the “Original Report”). This amendment is being filed to correct the fact that certain financial tables were inadvertently omitted from the Original Report and written consent from the Company’s auditors had not yet been obtained prior to the filing of the Original Report.

HUIFENG BIO-PHARMACEUTICAL TECHOLOGY INC.
AND SUBSIDIARIES

FORM 10-QSB/A
Quarter Ended September 30, 2006

PART I. FINANCIAL INFOMRATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132,039
Accounts receivable, net of allowances	925,505
Inventories, net	1,505,559
Notes receivable	437,500
Due from stockholders	89,982
Other assets	394,401
Total Current Assets	3,484,986

PROPERTY AND EQUIPMENT, NET	2,564,275

LAND USE RIGHTS, NET	133,686
TOTAL ASSETS	$6,182,947

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$86,731
Other payables and accrued expenses	189,670
Notes payable	300,000
Value added tax payables	88,625
Income tax and other tax payables	56,251
Total Current Liabilities	721,277

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	453,368

STOCKHOLDERS' EQUITY
Preferred stock, ($0.001 par value, 5,000,000 shares authorized,
non issued and outstanding)	-
Common stock, ($0.018 par value, 100,000,000 shares authorized,
16,466,169 shares issued and outstanding as of
September 30, 2006)	296,391
Additional paid-in capital	7,256,063
Retained earnings (deficit)
Unappropriated	(2,739,834)
Appropriated	23,274
Accumulated other comprehensive income	172,408
Total Stockholders' Equity	5,461,670

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,182,947

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

NET SALES	$816,093	638,442	2,378,788	1,981,254

COST OF SALES	(672,441)	(478,273)	(1,963,992)	(1,571,976)

GROSS PROFIT	143,652	160,169	414,796	409,278

OPERATING EXPENSES
Selling expenses and distribution expenses	20,897	33,614	105,342	82,319
General and administrative expenses	47,001	66,849	157,120	154,599
Depreciation and amortization	11,482	44,275	34,463	79,045
Total Operating Expenses	79,380	144,738	296,925	315,963

INCOME FROM OPERATIONS	64,272	15,431	117,871	93,315

OTHER INCOME (EXPENSE)
Equity in loss of affiliate	-	-	-	(112)
Goodwill written off	-	-	-	(2,764)
Interest income	13,194	12,325	39,095	19,962
Interest expense	(4,297)	-	(4,354)	-
Other income	15,375	-	34,275	42,270
Total Other Income, net	24,272	12,325	69,016	59,356

INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	88,544	27,756	186,887	152,671

INCOME TAX EXPENSE	(18,060)	(12,858)	(55,786)	(38,670)

MINORITY INTERESTS	6,510	(5,437)	19,204	(41)

NET INCOME	76,994	9,461	150,305	113,960

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) gain	(262)	63,651	96,841	63,651

COMPREHENSIVE INCOME	$76,732	$73,112	$247,146	$177,611

Net income per share -
basic and diluted	$0.01	$0.01	$0.01	$0.02

Weighted average number of shares
outstanding during the period -
basic and diluted	16,466,169	5,200,444	16,466,169	5,200,444

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30,2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,305	$113,960
Adjusted to reconcile net income to net cash used
in operating activities:
Depreciation and amortization - cost of sales	167,732	82,175
Depreciation and amortization	34,463	79,045
Equity in loss of affiliate	-	31,190
Minority interest	19,204	415,129
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	211,053	(488,534)
Inventories	(579,778)	(249,827)
Due from stockholders	10,089	(45,241)
Other assets	(102,590)	(124,426)
Increase (decrease) in:
Accounts payable	(77,141)	1,186
Bill payable	-	31,936
Other payables and accrued expenses	32,905	(24,896)
Value added tax payable	(3,656)	(12,323)
Income tax and other taxes payable	55,871	33,081
Due to stockholders	(1,250)	(192,200)
Net cash used in operating activities	(82,793)	(349,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(156,970)	(1,625,185)
Net cash used in investing activities	(156,970)	(1,625,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Registered capital appropriation	-	2,415,458
Increase in notes payable	300,000	-
Increase in notes receivable	-	(431,566)
Net cash provided by financing activities	300,000	1,983,892

EFFECT OF EXCHANGE RATES ON CASH	(17,306)	63,651

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,931	72,613

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,108	167,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,039	$240,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-

Interest expenses	$1,954	$-

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology Inc. (“Huifeng Bio-Pharmaceutical”) is a US listed company which was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. On October 12, 2005, the Articles of Incorporation were further amended to change the name of the Company to Huifeng Bio-Pharmaceutical Technology Inc.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 1     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Accordingly, the financial statements include the following:

(1)	The balance sheet as of September 30, 2006 (unaudited) consist of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

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

Minority interests represent the minority stockholders’ proportionate share of Huifeng Engineering and Huifeng Pharmaceutical.

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

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the nine months ended September 30, 2006 and 2005 were $55,786 and $38,159 respectively.

Huifeng Engineering and Huifeng Pharmaceutical, are 70% and 80.2% owned subsidiaries of Huifeng Biochemistry respectively, were also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the nine months ended September 30, 2006 and 2005 as Huifeng Engineering and Huifeng Pharmaceutical have incurred net operating losses.

NOTE 6     EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2006 and 2005, there were no common share equivalents outstanding, whose effect was anti dilutive and not included in the calculation of dilutive income per share.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)

NOTE 9     NOTES RECEIVABLE

Notes receivable as of September 30, 2006 (unaudited) consisted of the following:

Note receivable from a third party, interest rate of 12% per
annum, non-secured, due September 2007	$187,500

Note receivable from a third party, interest rate of 10% per
annum, non-secured, due November 2006	250,000

Current maturities	$437,500

NOTE 10   NOTES PAYABLE

Notes payable as of September 30, 2006, (unaudited) consisted of the following:

Note payable to a bank, interest rate of 8.928% per
annum, collateralized by a director's property,
due August 2007	$87,500

Note payable to a bank, interest rate of 10.32% per
annum, collateralized by property and equipment of
$1,013,875, due August 2007	212,500

Current maturities	$300,000

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

As of September 30, 2006, the Company has outstanding commitments with respect to the non-cancelable operating leases, which are due as follows:

2007	$12,750
2008	6,375
$19,125

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

As of September 30, 2006 and 2005, the Company owed the stockholders $0 and $1,233 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

As of September 30, 2006, a stockholder and director guaranteed debts owed by a third party to the Company totaling $228,750.

NOTE 14   CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2006 and 2005, 100% of the Company’s assets were located in China.

During the nine months ended September 30, 2006 and 2005, 60% and 67% of the Company’s revenues were derived from companies located in China respectively.

NOTE 15  SUBSEQUENT EVENT

On October 27, 2006, the Company entered into a material definitive agreement with a third party to acquire certain plants and machinery from the third party for $625,000 to be satisfied by the issuance of 2,000,000 shares of the Company’s restricted common stock.

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

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margin

Revenue increased by $397,534 from $1,981,254 for the nine months ended September 30, 2005 to $2,378,788 for the nine months ended September 30, 2006, and by $177,651 from $638,442 for the three months ended September 30, 2005 to $816,093 for the three months ended September 30, 2006. The increase in revenue was mainly due to the continuous increase in sales of pharmaceutical material products. Although our sales in pharmaceutical intermediates, plant extractive and other products experienced a decrease in volume and value, based on our new sales strategy and after receiving our GMP certification in February 2006, we have obtained a substantial revenue growth rate of 77.70% over the last quarter ended June 30, 2006. In order to increase our production ability to meet with the market demands, we have acquired and plan to acquire additional production facilities in the fourth quarter of 2006. We expect the new production facilities should enhance our product mix and output to fulfill our local and overseas customers’ demands.

Revenue	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
Product	2006	2005		2006	2005

Pharmaceutical intermediates	$372,962	$541,443	$(168,481)	$915,706	$1,664,848	$(749,142)
Pharmaceutical material	408,003	4,473	403,530	1,247,172	5,070	1,242,102
Plant Extractive and others	35,128	92,526	(57,398)	215,910	311,336	(95,426)
TOTAL	$816,093	$638,442	$177,651	$2,378,788	$1,981,254	$397,534

Cost of revenue increased by $392,016 from $1,571,976 for the nine months ended September 30, 2005 to $1,963,992 for the nine months ended September 30, 2006, and increased by $194,168 from $478,273 for the three months ended September 30, 2005 to $672,441 for the three months ended September 30, 2006.

The increase in the cost of revenue was because of the significant increase in production and sales of our pharmaceutical material products.

Revenue	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
Product	2006	2005		2006	2005
Pharmaceutical intermediates	$303,802	$392,789	$(88,987)	$736,471	$1,349,318	$(612,847)
Pharmaceutical material	347,097	4,706	342,391	1,039,996	4,917	1,035,079
Plant Extractive and others	21,542	80,778	(59,236)	187,525	217,741	(30,216)
TOTAL	$672,441	$478,273	$194,168	$1,963,992	$1,571,976	$392,016

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

Liquidity and Capital Resources

Cash

Our cash balance was $132,039 at September 30, 2006.

For the nine months ended September 30, 2006, our net cash used in operating activities totaled $82,793, mainly due to our net income for the period of $150,305, a decrease in accounts receivable in the nine months period, which totaled $211,053, and an increase in inventory of $579,778. Increase in inventory was a result of our increase in operating scale and the Company required more working capital. The decrease in accounts receivable led to an increase in cash for general operating purposes. For the nine months ended September 30, 2006, cash flow used in investing activities totaled $156,970 which was primarily for the purchase of equipment for production and costs for property under construction.

We are currently funding our operations from operating revenue.

Working Capital

Our working capital was $2,763,709 as at September 30, 2006.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses in 2005 and 2006 were denominated primarily in Renminbi ("RMB"), the currency of The People’s Republic of China. There can be no assurance that the RMB/US dollar exchange rates will remain stable. A devaluation of the RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging. On July 22, 2005, the RMB rose about 2 percent against the U.S. dollar to a new exchange rate of 8.11 RMB to 1 U.S. dollar. As of September 30, 2006 the exchange rate was 8.0 RMB to 1 U.S. dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $96,841 during the first nine months of 2006.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

As of the end of the period of this report, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures require additional diligence to be considered effective. We have put additional controls and procedures in place to assure that we attain the appropriate level of assurance on a going forward basis.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this on November 16, 2006.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

By:	/s/ JING AN WANG
Jing An Wang
Chief Executive Officer