Form 10KSB
period 2006-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2007-04-02
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2006

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2006 were $3,076,779.

The aggregate market value of the common stock held by non-affiliates as of March 30, 2007 was $ 5,170,527.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities	Number of Shares Outstanding as of December 31, 2006
Common Stock, $0.018 par value	18,466,169

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1."Description of Business" and Item 6. "Management's Discussion and Analysis", including under the heading “-Risk Factors” under Item 6. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

Certain financial information included in this annual report has been derived from data originally prepared in Renminbi (RMB), the currency of the People's Republic of China. For purposes of this annual report, a conversion rate of US$1 to RMB 7.8087 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.

Huifeng Bio-Pharmaceutical Technology, Inc., through its subsidiary Northwest BioTechnic Inc. ("NBTI") owns and operates, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of the People's Republic of China ("PRC" or China)” with its main business as production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Our company, HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC. (“we”, “us”, “our”, “HFGB”, the ”Company” or “our Company”) was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "HFGB".

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

On December 20, 2004, pursuant to the terms of a Stock Purchase Agreement ("Malone Agreement"), Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of Secured Data, Inc. ("Company") for $300,000.00 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company initially purchased 30% of the common shares of Northwest BioTechnic Inc. ("NBTI"), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000.00 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

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

Huifeng emphasized technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine.

At the end of 2006, we achieved the business missions of the followings:

(a)	Achieved sale revenues of $3,076,779;

(b)	Finished and commercialized two new products line, Diosmin and L-Rhamnose;

OUR PRODUCTS

Huifeng produces a series of Rutin and Rutin related products, listed below by category:

Pharmaceutical Intermediates	1. NF11 Rutin (USP standard) 2. DAB8_DAB9_DAB10_DAB11 Rutin (German Codex Standard) 3. Troxerutin (farinaceous injection_oral application) 4. Quercetin, L-Rhamnone

Pharmaceutical Material	1. Venoruton (farinaceous injection_oral application) 2. Rutin 3. Berberine Hydrochloride 4. Matrine 5. Diosmin 6. L-Rhamnose

Plant Extracts	1. Hesperidin 2. Naringin 3. Epimedium Extract 4. Matrine 5. Puerorin 6. Siybun Marianum P.E

The chemical name of Rutin is rue glycoside (Molecular formula: C27H30O163H2O) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improve the permeability of capillary vessels, and has the properties of:

1.	Anti - inflammatory;

2.	Decreasing blood pressure and fat; and

3.	Mitigating cerebral hemorrhage.

Additionally, it has positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury. It is widely used as a raw material for the heart and cerebral blood vessel medicines as well as an additive for cosmetics and functional food. The demand for Rutin increases at an annual rate of approximately 30% due to the increased demand for heart and cerebral blood vessel medicines as a result of the aging population. Furthermore, the improvement in living standards in China also stimulates the growth in the demand for functional food and natural cosmetics.

During 2006 we have finished two new products lines, Diosmin and L-Rhamnose.

The chemical name of Diosmin is 7-[[6-o(6-Deoxy-2-L-mannopyranosyl)-β-D-glucopyran -osyl]oxy]-5-hydroxy-2-(3-hydroxy-4-methoxyphenyl)-4H-l-ben-zopyran-4-one). Diosmin is a pharmaceutical material, which has comprehensive impact on blood vessel feedback system and is suitable for treatment of acute or chronic hemorrhoids and chronic insufficiency of vein (lower limbs varicosity, dropsy and chronic canker)

The chemical name of L-Rhamnose is (thymidine-5'-diphosphate-L-rhamnose). Belonging to the category of monosackcharide, it is generally applied in manufacturing antivirus and anti-tumor raw medicines. In addition, this product can be an ingredient for food. It has been used for testing permeation of intestines and sweet additives. At present, L-Rhamnose is mostly applied in synthetic perfume of fruit spice. It is the basic material for fruit spice composition. L-Rhamnose has been widely applied in the industrial production and scientific research, such as intermediate synthetic perfumes and heart-strength medicines made from organic matters. Furthermore, as an ingredient for food, L-Rhamnose can be directly added into top-grade coffee, beverage or meat.

PRODUCTION FACILITIES

In 2006 we had two major production facilities that included the following equipment resources:

1.	Manufacturing plant located at NO 1,Huifeng Rd, Changwu, Xianyang:

•	This production site is for refining and manufacturing of new products

•	Has a total of eight buildings including:

•	A two-level office building
•	A four-level staff building
•	Three manufacturing buildings (including extract workshops, refining workshops and packaging workshops)
•	One raw materials storage building
•	One building for storage of finished products
•	One building for dangerous products
•	Building for power and maintenance (including boiler, power distribution and maintenance)
•	One cafeteria and staff canteen

2.	Manufacturing plant located in Fenghui, Changan, Xian

•	This production site is for the extraction and supplies of raw materials for refining

•	Has a total of four buildings including:

•	One office building
•	One manufacturing building (including extract workshops, crystallization workshops, communication workshops and packaging workshops),
•	One raw materials building
•	One boiler

The two production facilities together occupy a total area of approximately 300,000 square feet.

In 2006 we have finishd 2 new production lines: Diosmin production line for Diosmin, L-Rhamnose production line.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

There was no change in the target customers of our Company. Our existing products and new products launched during 2006 are all raw materials intermediaries for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

SALES AND MARKETING

In 2006, there was no change in our target market and the majority of our products are still raw materials and intermediaries for production of medicines. Our target customers are mostly industrial clients and we continue to sell and distribute our products through direct selling to medicine and food manufacturers. These customers placed purchase orders directly with our sales and marketing team. Our sales department was divided into two teams, domestic sales team and export sales team. Our domestic sales team was responsible for domestic market while export sales team was responsible for international market customers.

In 2006, we increased one employee in our domestic sales department and enrolled one new employee in our export sales department. As a result, we increase the total staff forces of our whole sales departments to eighteen people. We strengthened the whole sales team including Export Section 1 for European and West-Asia business and Export Section 2 for America, Eastern and Sourth Asia.

In 2006, in order to diversify and expand our product sales networks, we started to expand to outside distribution channels for some of our export sales. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase the sale revenues from exports.

We did not establish any regional representative or sale office in 2006 because our products were sold through direct orders from our clients with our sales department. There was no need for any retail distribution of our product and as a result we did not need any regional sales office.

COMPETITION

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face substantial competitions within China.

In 2006 our major competitor was still Sichuan Xieli Pharmaceutical Company Limited (Xieli). However, because of a lack of technological patents and the ready access to raw materials, Xietong is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, and retains a rather small portion of its business in raw medicine production.

In 2006 there was a little increase in small domestic Rutin manufacturers. but these manufacturers did not impose any threat to our business and sometimes they even became our suppliers and supported our operations.

Looking forward to 2007, we estimate there will be some new domestic competitors because of sales of the company’s two new products, including Diosmin and L-Rhamnose. However, we do not believe that these other companies have ripe technologies for producing Diosmin and L-Rhamnose, and therefore do not impose an immediate threat to our business.

PRINCIPAL OFFICE

Our principal office is located at FL16B, Ruixin Building, NO.25, Gaoxin Rd, Xian China.

EMPLOYEES AND ORGANIZATION

As of December 31, 2005, we had approximately 198 full-time employees. During 2006, we employed 5 new employees. Two new employees were allotted to the sales team. One of them was allotted in the domestic sales team and another one was allotted in the export sales team. The other three new employees were allotted to the production department. As a result, by the end of 2006, we had a total of 203 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

As of December 31, 2006, our Company organization was as follow:

Department	Employee as of end of 2006	Employee as of end of 2005
Sales department:
Domestic sales department	6	5
Export sales department:
Export section I	7	6
Export section II	5	5
Production department	146	143
Technical department	9	9
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	6	6
Security department	6	6

TOTAL	203	198

BUSINESS DEVELOPMENT AND ACQUISITIONS

In 2006 we still focused on new products development and sales channels development. We successfully commercialized 2 new products and get the benefits form the new export sales channels. Looking forward to 2007 and 2008, we will focus on:

1.	Commercializing an additional one to two new pharmaceutical raw medicines and plant extract products and striving to launch these products into the public market;

2.	Increasing our market share in pharmaceutical raw medicines and plant extract products in both international and domestic markets;

3.	Streamlining our organization to ensure smooth operations and productions.

4.	We plan to acquire one or two overseas sales companies and one domestic hygienical medicine products manufacturer in 2007.

RESEARCH AND DEVELOPMENT

In 2006 we continued to focus ourselves on research and development of new products. We kept the structure of our research and development team.

Looking forward to our research and development strategies in 2007, we will focus our research and development effort on new products with an aim to develop one to two new products within 2007. We are striving to launch these products into the public market in 2007.

PATENTS AND INTELLECTUAL PROPERTIES

Huifeng's proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received Chinese national technology patent with a ten-year protection period.

Although we developed two new products during 2005, we did not obtain any patent for our new products.

GOVERNMENT REGULATIONS

The Chinese government requires all medicine and medicinal products related manufacturers to obtain GMP certification on their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory in January 1, 2005. Other than GMP certification requirements, there was no significant change in the regulatory environment in China.

ITEM 2. DESCRIPTION OF PROPERTIES

See “production facilities” in ITEM 1 - DESCRIPTION OF BUSINESS.

There is no lien or encumbrance on any of the mentioned properties.

ITEM 3 LEGAL PROCEEDINGS

We are currently not involved in any litigation that could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of the company’s our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There was no submission of matters to a vote of security holders in 2006.

A convertible promissory note issued by the company took effect on January 1, 2006. The number of the company’s outstanding common shares increased from 5,200,444 shares to 15,666,169 shares as of January 1, 2006.

In accordance with the 2005 Equity Incentive Plan of Huifeng Bio-pharmaceutical Technology Inc., which is a subsidiary of HFBG, the company disclosed the issuance of 800,000 shares of the company’s common stock on December 29, 2005 pursuant to a registration under Form S-8. The number of the company’s outstanding common stock increased from 15,666,169 shares to 16,466,169 shares in April, 2006.

On October 31, 2006 the company disclosed in an 8-K for the issuance of 2,000,000 shares of the company’s common stock to purchase two new production lines. The number of the company’s outstanding common stock increased from 16,466,169 to 18,466,169 on November 8, 2006.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "HFGB”

Trading of our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2004 to December 31, 2006, and the subsequent interim period. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 28, 2007, there were approximately 711 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

BID PRICES FOR THE REPORTING PERIOD

Year	Period	High	Low

2004	First Quarter	$0.300	$0.010
	Second Quarter	0.070	0.060
	Third Quarter	0.300	0.050
	Fourth quarter	0.590	0.020

2005	First Quarter	$0.160	$0.050
	Second Quarter	2.720	0.720
	Third Quarter	1.260	0.540
	Fourth quarter	2.150	0.580

2006	First Quarter	$0.700	$0.370
	Second Quarter	0.600	0.300
	Third Quarter	0.600	0.300
	Fourth Quarter	0.700	0.260

2007	First Quarter (through March 30, 2007)	$0.700	0.280

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

ISSUANCE OF SHARES

On September 13, 2005 we filed an information statement pursuant to section 14(c) of the Securities Exchange Act of 1934 to approve a reverse Split that resulted in a reduction of our number of issued and outstanding shares from 93,604,958 to approximately 5,200,444 shares. As of the effective date of the Reverse Split, each previously outstanding share was reduced to 0.0556 shares. Subsequent to the reverse split, we issued 10,465,725 shares of our restricted common stock at $0.1815 per share to repay to the holders of a convertible promissory note with a principal sum of $1,900,000.00.

On December 29, 2005, we filed a Form S-8 registration statement under the Securities Act of 1933 to register 800,000 shares of our common stocks to four individuals. On April 27, 2006, we issued these 800,000 shares of common stock to four members of our staff as stock bonuses.

On November 8, 2006, we issued 2,000,000 shares of restricted common stock to third parties for the acquisition of plants and machinery.

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

The Company does not have any reserves against its accounts receivable or inventories at December 31, 2006 and 2005. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenues	100.00%	100.00%
Cost of revenues	(85.13%)	(95.28%)
Gross margin	14.87%	4.72%
Selling and distribution expenses	(3.99%)	(5.57%)
General and administrative expenses	(9.47%)	(12.40%)
Stock bonuses	(0.00%)	(22.92%)
Depreciation and amortization	(1.49%)	(1.78%)
Equity in loss of affiliate	(0.00%)	(0.00%)
Goodwill written off	(0.00%)	(0.11%)
Interest income	1.90%	1.61%
Interest expense	(0.31%)	(0.06%)
Other income, net	1.82%	1.73%
Income tax expense	(0.04%)	(0.01%)
Minority interest	0.10%	0.73%
Net Profit	4.28%	(34.09%)

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2006 were $3,076,779, an increase of $633,719 from $2,443,060 in 2005. Our increase in sales revenues in 2006 was mainly attributable to the increase in our sales in pharmaceutical raw materials, plant extracts and pharmaceutical intermediates in 2006 against 2005.

	For the year ended December 31,
Product	2006	2005	Increase/ (Decrease)

Pharmaceutical raw materials	$2,364,185	$1,941,036	$423,149
Plant extracts	164,877	68,932	95,945
Pharmaceutical intermediates	547,717	433,092	114,625

TOTAL	$3,076,779	$2,443,060	$633,719

Our increase in sales of pharmaceutical raw materials in 2006 was mainly due to a increase in our sales of Diosmin and Troxerutin, two of our major products in the category of pharmaceutical raw materials. The sales of plant extracts increased in 2006 as compared to 2005 due to an increase in our sales of Hesperidin Extracts. Our increase in sales of pharmaceutical intermediates in 2006 was mainly due to increase of our sales of L-Rhamnose, our major products in the category of pharmaceutical intermediates.

Cost of revenues for the year ended December 31, 2006 were $2,619,261, an increase of $291,494 from $2,327,767 as compared to 2005. Compared to 2005, the increase in cost of sales of our products was because of the change in costs in the following product categories:

	For the year ended December 31,
Product	2006	2005	Increase/ (Decrease)

Pharmaceutical raw materials	$1,969,711	$1,858,515	$111,196
Plant extracts	137,270	56,351	80,919
Pharmaceutical intermediates	512,280	412,901	99,379

TOTAL	$2,619,261	$2,327,767	$291,494

Our overall profit margin increased from 5% in 2005 to 15% in 2006. Our profit margin for pharmaceutical raw materials increased from 4% in 2005 to 17% in 2006. The profit margin for Plant extracts decreased from 18% in 2005 to 17% in 2006. The profit margin for Pharmaceutical intermediates increased from 5% in 2005 to 6% in 2006. The increase in our profit of Pharmaceutical raw materials was mainly due to make use of the new Diosmin production line. The gross profit margin of Diosmin is very high in our products. The new Diosmin production line enabled us to produce a batch of Diosmin. On the other hand, L-Rhamnose’s cost was low because its material resource is from the liquid waste in the production of Rutin. However, L-Rhamnose’s selling price is high and the gross profit margin is high. The decrease in our profit margin of Plant extracts was mainly due to the little increase of unit market price of Ginkgo Biloba Extract. The increase in our profit margin of Pharmacutical intermediates was mainly due to the decreases in the unit cost of Quercetin.

Gross margin for the year ended December 31, 2006 was $457,518, an increase of $342,225 from $115,293 from 2005.

General and Administrative Expenses

General and Administrative expenses totaled to $291,363 for the year ended December 31, 2006, a decrease of $11,619 from $302,982 in 2005. The decrease in general and administrative expenses was mainly due to changes in the following expenses:

1. Decrease in professional expenses of $25,402	:	In 2005, we had finished the acquisition and incurred more legal and professional fees. Consequently, in 2006 our professional fees decreased slightly.

2. Increase in salary of $15,944	:	As a result of three new employees in the production department.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $122,845 for the year ended December 31, 2006, a decrease of $13,217 from $136,062 in 2005. The decreases in our selling and distribution expenses in 2006 compared to 2005 were mainly due to the following:

Decrease in advertising and marketing expenses of $19,998	:	In 2006, our brand name was more established due to previous advertising efforts resulting in reduced advertising expenses incurred during the year.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $463,468 at December 31, 2006.

In the year ended December 31, 2006, our cash provided by operating activities amounted to $141,457, mainly due to the net profit in the current year of $131,736. Also, in the current year, our accounts receivable decreased by $2,697 as a result of the policies of sales and accounts receivable had no changes. Our inventories, however, were reduced by $343,256 due to our effort in managing our inventories purchases effectively and increasing of our sales. In the year ended December 31, 2006, cash used in investing activities amounted to $159,242. This was mainly due to the fact that we used cash to purchase property and equipment in 2006. Cash flow from financing activities amounted to $307,349 from notes payable.

The Company is currently funding its operations from and in addition to sales revenues.

Working Capital

Our working capital amounted to $2,899,060 at December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

We believe that the implementation of this new pronouncement will not have any affect on our 2006 consolidated financial statements.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of Company's revenues and majority of the expenses in 2006 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 7.9741 to 1. On 31 December, 2006, the value of Renminbi appreciated to 7.8087 to 1 against the US dollar. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $227,732. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. The appreciation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Before investing in our common stock, you should carefully consider (i) the following risk factors, (ii) the other information included herein and (iii) the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

RISKS RELATING TO OUR COMPANY

TO MAXIMIZE OUR POTENTIAL FOR FUTURE GROWTH AND ACHIEVE OUR EXPECTED REVENUES, WE NEED TO MANAGE GROWTH IN OUR CURRENT OPERATIONS.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and on our operational, accounting, and information systems. We expect that as we continue to grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT GUARANTEE THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL.

One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new markets outside of China. However, many obstacles to entering new markets exist, such as the costs associated with entering into new markets, developing and implementing effective marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy and on our future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL.

In addition to our organic growth strategy we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or fair. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or if the acquisition occurs successfully, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES TO ACHIEVE OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:
    wreduce our investments in research and development;
    wlimit our marketing efforts; and
    wdecrease or eliminate capital expenditures.
Such reductions could have a material adverse affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE DEPEND ON THIRD PARTIES TO SUPPLY RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH SUPPLY OR THE COSTS OF RAW MATERIALS MAY ADVERSELY AFFECT OUR OPERATIONS.

We currently obtain all of our raw materials from third parties and through various farms. Due to the nature of the raw materials, mainly plants, the supply of these raw materials can be adversely affected by any material change in the climate or environmental conditions in China, which may, in turn, result in increased costs to purchase these raw materials.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot guarantee that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Jing’an Wang, our Chairman and Chief Executive Officer; Sanding Tao, our acting Chief Financial Officer; and Xinwen Hou, Chief Operations Officer and Secretary. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY OF OUR SHARES OF COMMON STOCK.

If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.

The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals.
The State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications, and we receive approvals in January 2005. We have received our certifications. However, should we fail to maintain the GMP certifications under the new guidelines in the future, our businesses would be materially and adversely affected. Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions.
Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. Foreign Investment Enterprises are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including Foreign Investment Enterprises ) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES

As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on our company and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

MOST OF OUR ASSETS ARE LOCATED IN CHINA, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

RISKS RELATING TO OUR COMPANY

TO MAXIMIZE OUR POTENTIAL FOR FUTURE GROWTH AND ACHIEVE OUR EXPECTED REVENUES, WE NEED TO MANAGE GROWTH IN OUR CURRENT OPERATIONS.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our manufacturing and marketing operations. This expansion will place a significant strain on our management and on our operational, accounting, and information systems. We expect that as we continue to grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL.

One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new markets outside of China. However, many obstacles to entering new markets exist, such as the costs associated with entering into new markets, developing and implementing effective marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy and on our future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL.

In addition to our organic growth strategy we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines. We may not be able to locate suitable acquisition candidates at prices that we successfully consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or if the acquisition occurs successfully, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES TO ACHIEVE OUR BUSINESS
OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•reduce our investments in research and development;

•limit our marketing efforts; and

•decrease or eliminate capital expenditures.

Such reductions could have a material adverse affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE DEPEND ON THIRD PARTIES TO SUPPLY RAW MATERIALS, AND ANY ADVERSE CHANGES IN SUCH SUPPLY OR THE COSTS OF RAW MATERIALS MAY ADVERSELY AFFECT OUR OPERATIONS.

We currently obtain all of our raw materials from third parties and through various farms. Due to the nature of the raw materials, mainly plants, the supply of these raw materials can be adversely affected by any material change in the climatic or environmental conditions in China, which may, in turn, result in increased costs to purchase these raw materials.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Jing’an Wang, our Chairman and Chief Executive Officer; Sanding Tao our acting Chief Financial Officer; Xinwen Hou, Chief Operations Officer and Secretary. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY OF OUR SHARES OF COMMON STOCK.

If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

THERE COULD BE CHANGES IN GOVERNMENT REGULATIONS TOWARDS THE PHARMACEUTICAL AND HEALTH SUPPLEMENT INDUSTRIES THAT MAY ADVERSELY AFFECT OUR BUSINESS.

The manufacture and sale of pharmaceutical products in the PRC is heavily regulated by many state, provincial and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for marketing new and existing products. Our future growth and profitability depend to a large extent on our ability to obtain regulatory approvals. The State Food and Drug Administration of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for the Good Manufacturing Practices ("GMP") certifications, and we receive approvals in January 2005. We have received our certifications. However, should we fail to maintain the GMP certifications under the new guidelines in the future; our businesses would be materially and adversely affected. Moreover, the laws and regulations regarding acquisitions of the pharmaceutical industry in the PRC may also change and may significantly impact our ability to grow through acquisitions.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. Foreign Investment Enterprises are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including Foreign Investment Enterprises ) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES

As our operations are presently based in China and our officers and certain of our directors reside in China, service of process on our company and our officers and certain directors may be difficult to effect within the United States. Also, our main assets are located in China and any judgment obtained in the United States against us may not be enforceable outside the United States.

MOST OF OUR ASSETS ARE LOCATED IN CHINA, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

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

During our three most recent fiscal years and any subsequent interim period prior to the engagement of Jimmy C. H. Cheung & Co., Certified Public Accountants, we has not consulted with Jimmy C. H. Cheung & Co., Certified Public Accountants, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

During our three most recent fiscal years and the subsequent interim period through the date of dismissal, we are not aware of any disagreements with its former accountants, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

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

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Jingan Wang

Mr. Jingan Wang, age 47, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. In 2004, he was awarded "the Entrepreneur of the Year" by the Xian Hi Tech Development Zone. Mr. Wang is also a certified public accountant.

Sanding Tao

Mr. Sanding Tao, age 39, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology Inc. Mr. Tao is a graduate of Chinese Southern Financial College.

Xinwen Hou

Mr. Xinwen Hou, age 39,Director and Secretary of the Company, currently also serves as Assistant to the President and as Company Secretary for Huifeng Biochemistry Joint Stock Company ("Huifeng") in Xian, China. Mr. Hou held various leadership positions in different public companies in China before he joined Huifeng in January 2004. From 1997 - 2003, Mr. Hou served as Company Secretary for De Li Bang Pharmaceutical Inc., which is listed on China's A share stock exchange. He is also a reputable economist. He graduated from Xian Transportation University with a major in Business Administration.

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

ITEM 10. EXECUTIVE COMPENSATION

The executives of the Company received no compensation from the Company for the fiscal year ending December 31, 2006. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of March 30, 2007 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group.

Name	Position Held	Shares Owned	% Owned

Jingan Wang	Chief Executive Officer	7,305,074	39.56%
Sanding Tao	Chief Financial Officer	325,442	1.76%
Xinwen Hou	Director and Secretary	325,442	1.76%
Xian Runfeng Investment Ltd. Co.		821,567	4.45%

All directors and executive officers as a group		8,777,525	47.53%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

As of December 31, 2006 and 2005, the stockholders owed the Company $24,162 and $100,071 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $10,486 and $5,664 for the years ended December 31, 2006 and 2005, respectively. The amounts owed by stockholders were advances made by Huifeng Biochemistry prior to the reorganization plan in 2004.

As of December 31, 2006 and 2005, the Company also owed the stockholders $0 and $1,239 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest, the Note is convertible into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000

As of December 31, 2006, a stockholder and director guaranteed debts owed by third party to the company totalling $240,117.

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

2006: $68,550 - Jimmy C.H. Cheung & Co.

2005: $60,000  - Jimmy C.H. Cheung & Co.

2004: $40,000 - Jimmy C. H. Cheung & Co.

AUDIT-RELATED FEES

For fiscal 2006 and 2005, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2006 and 2005: $0  - Jimmy C. H. Cheung & Co.

AUDIT COMMITTEE

The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2006 are pre-approved by the audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2007	By:	/s/ Jingan Wang
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jingan Wang	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/s/ Sanding Tao	Chief Financial Officer (Principal Financial Officer)	March 28, 2007

/s/ Xinwen Hou	Secretary, Director	March 28, 2007

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-pharmaceutical Technology Inc. (Previously Secured Data, Inc.)

We have audited the accompanying consolidated balance sheets of Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-pharmaceutical Technology Inc. (previously Secured Data, Inc.) and subsidiaries, as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 9, 2007

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$463,468	$89,108
Accounts receivable, net of allowances	1,109,095	1,136,558
Inventories, net	582,525	925,781
Notes receivable	448,218	433,168
Due from stockholders	24,162	100,071
Other assets	981,657	291,811
Total Current Assets	3,609,125	2,976,497

PROPERTY AND EQUIPMENT, NET	3,338,082	2,524,243

LAND USE RIGHTS, NET	136,233	131,227

TOTAL ASSETS	$7,083,440	$5,631,967

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,358	$163,872
Other payables and accrued expenses	139,092	156,765
Value added tax payables	210,302	92,281
Income tax and other tax payables	964	380
Notes payable	307,349	-
Due to stockholders	-	1,239
Total Current Liabilities	710,065	414,537

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	452,751	456,274

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized,
18,466,169 shares issued and outstanding as of
December 31, 2006; 16,466,169 shares issued and outstanding
as of December 31, 2005)	332,388	296,388
Additional paid-in capital	8,020,066	7,256,066
Retained earnings (deficit)
Unappropriated	(2,818,054)	(2,890,139)
Appropriated	82,925	23,274
Accumulated other comprehensive income	303,299	75,567
Total Stockholders' Equity	5,920,624	4,761,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,083,440	$5,631,967

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.

(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	$3,076,779	$2,443,060

COST OF SALES	(2,619,261)	(2,327,767)

GROSS PROFIT	457,518	115,293

OPERATING EXPENSES
Selling expenses and distribution expenses	122,845	136,062
General and administrative expenses	291,363	302,982
Stock bonuses	-	560,000
Goodwill written off	-	2,764
Depreciation and amortization	45,958	43,559
Total Operating Expenses	460,166	1,045,367

LOSS FROM OPERATIONS	(2,648)	(930,074)

OTHER INCOME (EXPENSES)
Equity in loss of affiliate	-	(112)
Interest income	58,522	39,297
Interest expense	(9,528)	(1,625)
Other income	55,956	42,270
Total Other Income	104,950	79,830

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES
AND MINORITY INTERESTS	102,302	(850,244)

INCOME TAX EXPENSE	(1,313)	(253)

MINORITY INTERESTS	30,747	17,730

NET INCOME (LOSS)	131,736	(832,767)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	227,732	75,567

COMPREHENSIVE INCOME (LOSS)	$359,468	$(757,200)

Net income (loss) per share-basic and diluted	$0.01	$(0.11)

Weighted average number of shares outstanding during the year-
basic and diluted	16,827,812	7,529,550

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Common Stock		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	earnings	income	Total

Balance at January 1, 2005		$-	5,200,444	$93,605	$2,583,391	$(2,041,348)	$7,250	$-	$642,898

Contribution by shareholders		-	-	-	2,415,458	-	-	-	2,415,458

Share issued for convertible note		-	10,465,725	188,383	1,711,617	-	-	-	1,900,000

Share issued for services		-	800,000	14,400	545,600	-	-	-	560,000

Net loss for the year		-	-	-	-	(832,767)	-	-	(832,767)

Comprehensive income		-	-	-	-	-	-	75,567	75,567

Transfer to statutory and staff
welfare reserves		-	-	-	-	(16,024)	16,024	-	-
Balance at December 31, 2005	-	-	16,466,169	296,388	7,256,066	(2,890,139)	23,274	75,567	4,761,156

Share issued for
acquisition of fixed assets		-	2,000,000	36,000	764,000	-	-	-	800,000

Net income for the year		-	-	-	-	131,736	-	-	131,736

Comprehensive income		-	-	-	-	-	-	227,732	227,732

Transfer to statutory and staff
welfare reserves		-	-	-	-	(59,651)	59,651	-	-
Balance at December 31, 2006	-	$-	18,466,169	$332,388	$8,020,066	$(2,818,054)	$82,925	$303,299	$5,920,624

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$131,736	$(832,767)
Adjusted to reconcile net income (loss) to cash provided by
(used in) operating activities:
Allowance for doubtful accounts - accounts receivable	23,214	30,516
Depreciation and amortization - cost of sales	251,101	124,893
Depreciation and amortization	45,958	43,559
Minority interests	(30,747)	397,359
Stock issued for services	-	560,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	2,697	(1,062,930)
Inventories, net	343,256	376,244
Due from stockholders	75,909	(37,578)
Other assets	(689,846)	43,247
Increase (decrease) in:
Accounts payable	(111,514)	107,418
Other payables and accrued expenses	(17,673)	11,574
Value added tax payables	118,021	79,958
Income tax and other taxes payable	584	(6,304)
Due to stockholders	(1,239)	(192,194)
Net cash provided by (used in) operating activities	141,457	(357,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable	-	(433,168)
Purchase of property and equipment	(159,242)	(1,810,445)
Decrease in investment in affiliate	-	31,190
Net cash used in investing activities	(159,242)	(2,212,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	307,349	-
Contribution by the stockholders	-	2,415,458
Net cash provided by financing activities	307,349	2,415,458

EFFECT OF EXCHANGE RATES ON CASH	84,796	75,567

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	374,360	(78,403)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	89,108	167,511

CASH AND CASH EQUIVALENTS AT END OF YEAR	$463,468	$89,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$558	$7,225

Interest expenses	$9,505	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock to exercise the conversion of the Convertible Promissory Note of $1,900,000.

On November 8, 2006, the Company issued 2,000,000 shares of restricted common stock having a fair value of $800,000 to a third party for the acquisition of plant and machinery.

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

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
AS OF DECEMBER 31, 2006 AND 2005

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

The accompanying 2006 consolidated financial statements include the financial statements of Huifeng Bio-pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

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

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. For the years ended December 31, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $23,214 and $30,516 respectively.

(F)	Inventories

Inventories are stated at the lower of cost or market value, cost being determined on a weighted average method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditure for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The estimated useful lives are as follows:

Factory buildings	20 Years
Plant and machinery	10 Years
Motor vehicles	10 Years
Furniture, fixtures and equipment	5 Years

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

The Company’s major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars (“US$”) and the Chinese Renminbi (“RMB”). During the fourth quarter, The RMB rate increase quickly. At the end of 2006, the new RMB rate against the US$ is about 7.8087. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

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

Huifeng Bio-Pharmaceutical, Northwest, Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical maintain their accounting records in their functional currencies of US$, US$, RMB, RMB and RMB respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.

The financial statements of Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical (whose functional currency is the RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The translation gain recorded for the years ended December 31, 2006 and 2005 was $227,732 and $75,567 respectively.

(M)	Comprehensive income (loss)

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. The foreign currency translation gain for the years ended December 31, 2006 and 2005 was $227,732 and $75,567 respectively.

(N)	Income (loss) per share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006 and 2005, the Company does not have any outstanding dilutive securities.

(O)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(P)	Reclassification

Certain amounts included in prior years’ consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

(Q)	Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, which amend FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The effective date for the Company would be for any full fiscal years ending after December 15, 2006. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

2. ACQUISITION OF SUBSIDIARY

On May 27, 2005, the Company’s subsidiary - Huifeng Biochemistry completed its 80.2% interest step acquisition of Huifeng Pharmaceutical. Under the purchase method of accounting, the total purchase price was allocated to Huifeng Pharmaceutical’s net tangible assets based upon the estimated fair values of the assets as of the date of completion of the acquisition.

A summary of the fair value of net assets of Huifeng Pharmaceutical at the date of acquisition is as follows:

Current assets	$582,743
Non-current assets	1,526,118
Total assets	2,108,861
Current liabilities	(10,870)
Net assets acquired	2,097,991

Minority interest	(415,088)
1,682,903
Share of pre-acquisition losses prior to becoming a subsidiary	323
1,683,226
Goodwill acquired	2,764

Consideration paid	$1,685,990

3. GOODWILL

	2006	2005

Cost of goodwill acquired in step acquisition of a subsidiary	$-	$2,764
Amount written off	-	(2,764)
	$-	$-

4. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Accounts receivable	$1,164,377	$1,167,074
Less: allowance for doubtful accounts	(55,282)	(30,516)
Accounts receivable, net	$1,109,095	$1,136,558

For the years ended December 31, 2006 and 2005, the Company recorded an allowance for doubtful accounts of $23,214 and $30,516 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

5. NOTES RECEIVABLE

Notes receivable at December 31, 2006 and 2005 consisted of the followings:

	2006	2005

Note receivable from a third party, interest rate of 12%	$192,093	$185,643
per annum, non-secured, due September 2007

Note receivable from a third party, interest rate of 10%
per annum, non-secured, due November 2006
(see note 17)	256,125	247,525
	$448,218	$433,168

Interest income in respect to loans receivable for the years ended December 31, 2006 and 2005 were $35,114 and $29,351 respectively.

6. INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Raw materials	$269,887	$158,838
Work-in-progress	176,934	7,575
Finished goods	135,704	759,368
	582,525	925,781
Less: provision of obsolescence	-	-
	$582,525	$925,781

For the year ended December 31, 2006 and 2005, the Company did not have any obsolete inventories.

7. OTHER ASSETS

Other assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Short-term note receivable	$6,403	$-
Interest on notes receivable	89,644	51,980
Advances to staff	46,998	10,845
Other receivables and prepayments	272,959	38,679
Trade deposits paid	565,653	190,307
	$981,657	$291,811

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

8. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2006 and 2005:

	2006	2005

Factory buildings	$573,385	$463,151
Plant and machinery	3,325,909	1,905,282
Motor vehicles	96,273	90,881
Furniture and office equipment	33,484	30,420
Construction in progress - factory building	85,790	483,739
	4,114,841	2,973,473
Less: accumulated depreciation	(776,759)	(449,230)
Property and equipment, net	$3,338,082	$2,524,243

Depreciation expenses for the years ended December 31, 2006 and 2005 were $294,205 and $165,705 respectively.

9. LAND USE RIGHTS

Land use rights at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Land use rights	$142,789	$134,660
Less: accumulated amortization	6,556	3,433
Land use rights, net	$136,233	$131,227

Amortization expenses for the years ended December 31, 2006 and 2005 were $2,854 and $2,747 respectively.

10. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005

Other payables	$20,059	$42,213
Accrued expenses	97,227	106,590
Deposits received from customers	21,806	7,962
	$139,092	$156,765

11. INCOME TAX

a.	Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2006 and 2005.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. No provision for income tax expenses for 2006 has been made as Huifeng Biochemistry incurred a net operating loss.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

11. INCOME TAX (CONTINUED)

Huifeng Engineering, 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for 2006 and 2005 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for 2006 and 2005 were 27% and 33% respectively due to the taxable income was less than $12,541 for 2006 and incurred net operating loss for 2005. The provision for income tax expenses for 2006 and 2005 was $1,313 and $0 respectively.

The income tax expenses for 2006 and 2005 are summarized as follows:

	2006	2005
PRC Income Tax
Current	$1,313	$253
	$1,313	$253

b.
The Company’s deferred tax assets at December 31, 2006 and 2005 consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of in December 31, 2006 and 2005, the Company had net operating loss carry forwards of approximately $861,494 and $737,172 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire 2025. The net changes in the valuation allowance for 2005 and 2004 were increases of $292,908 and $243,838 respectively.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Huifeng Bio-Pharmaceutical
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34%)	(34%)
Total deferred tax asset	0%	0%

12. NET INCOME (LOSS) PER SHARE

The following is net income (loss) per share information at December 31:

	2006	2005

Net income (loss)	$131,736	$(832,767)

Basic and diluted weighted-average common
stock outstanding	$16,827,812	$7,529,550

Net income (loss) per share - basic and diluted	$0.01	$(0.11)

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

13. COMMITMENTS AND CONTINGENCIES

(A) Capital commitments

As of December 31, 2006, the Company had capital commitments of $57,628 with suppliers for the purchase of production equipment.

(B) Operating lease commitments

The Company occupies office and storage spaces from a third party under operating leases which expires on March 31, 2008 and November 10, 2007 at a quarterly rental of $2,571 and $361 respectively. Accordingly, for 2006 and 2005, the Company recognized rental expense for these spaces in the amount of $12,355 and $12,816, respectively.

As of December 31, 2006, the Company has outstanding commitments with respect to non-cancelable operating leases, which are due as follows:

2007	$11,527
2008	2,571

14,098

14. SHAREHOLDERS’ EQUITY

(A) Stock issuances

In October 2005, the Company effected a one for eighteen reverse split of its common stock that resulted in a reduction of the number of issued and outstanding shares from 93,604,958 to approximately 5,200,444 shares. The financial statements have been retroactively restated to reflect the effect of this stock split.

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

On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000. The shares were valued at the closing market price of $0.75 per share and there was no owner loss on the conversion.

On April 27, 2006, the Company issued 800,000 shares of common stock having a fair value of $560,000 to four staff as stock bonuses.

On October 27, 2006, the Company entered into a material definitive agreement with a third party to acquire certain plants and machinery from the third party for a fair value of $800,000 to be satisfied by the issuance of 2,000,000 shares of the Company’s restricted common stock. The value of the common shares issued was determined based on the closing market price of $0.4 per share on October 27, 2006. These shares have been issued on November 8, 2006.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

14. SHAREHOLDERS’ EQUITY (CONTINUED)

(B) Appropriated retained earnings

The Company’s wholly owned subsidiaries, Huifeng Biochemistry, Huifeng Engineering and Huifeng Pharmaceutical are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

During 2006 and 2005, the Company’s wholly owned subsidiary Huifeng Biochemistry appropriated $59,651 and $16,024, respectively to the reserves funds based on its net income under PRC GAAP.

15. RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the stockholders owed the Company $24,162 and $100,071 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $10,486 and $5,664 for the years ended December 31, 2006 and 2005, respectively. The amounts owed by stockholders were advances made by Huifeng Biochemistry prior to the reorganization plan in 2004.

As of December 31, 2006 and 2005, the Company also owed the stockholders $0 and $1,239 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

The Company issued a Convertible Promissory Note of $1,900,000 to the shareholders of Northwest, the Note is convertible into 10,465,725 (post a one for eighteen reverse split) shares to exchange for 70% of the outstanding shares of Northwest. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

As of December 31, 2006, a stockholder and director guaranteed debts owed by a third party to the Company totaling $240,117.

16. CONCENTRATIONS AND RISKS

During 2006 and 2005, 100% of the Company’s assets were located in China.

During 2006 and 2005, 61% and 65% of the Company’s revenues were derived from companies located in China respectively.

The Company relied on one customer for approximately $521,562 representing in aggregate 17% of sales for the year ended December 31, 2006, and relied on two customers for approximately $644,641 and $315,613 respectively representing in aggregate 39% of sales for the year ended December 31, 2005. At December 31, 2006 and 2005, accounts receivable from those customers totaled $126,653 and $340,302 respectively.

The Company relied on three suppliers for approximately $350,519, $254,318 and $233,638 representing in aggregate 42% of purchases for the year ended December 31, 2006, and relied on one supplier for approximately $181,743 representing in aggregate 14% of purchases for the year ended December 31, 2005. At December 31, 2006 and 2005, accounts payable to those two suppliers totaled $4,367 and $29,576 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
(PREVIOUSLY SECURED DATA, INC.) AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005

17. SUBSEQUENT EVENT

On January 30, 2007, a note receivable of $256,125 was fully repaid.