Form 10QSB
period 2007-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2007-05-15
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the registrant's common equity as of March 31, 2007, was 18,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
INDEX TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$650,187
Accounts receivable, net of allowances	1,069,770
Inventories, net	1,319,490
Notes receivable	192,949
Other assets	766,216
Total Current Assets	3,998,612

PROPERTY AND EQUIPMENT, NET	3,284,484

LAND USE RIGHTS, NET	136,107
TOTAL ASSETS	$7,419,203

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$45,787
Other payables and accrued expenses	187,644
Notes payable	308,718
Income tax and other taxes payable	178,136
Total Current Liabilities	720,285

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	440,791

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
None issued and outstanding)	-
Common stock ($0.018 par value, 100,000,000 shares authorized,
18,466,169 shares issued and outstanding as of March 31, 2007)	332,388
Additional paid-in capital	8,020,066
Retained earnings (deficit)
Unappropriated	(2,506,926)
Appropriated	82,925
Accumulated other comprehensive income	329,674
Total Stockholders' Equity	6,698,918

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,419,203

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

NET SALES	$1,397,669	$1,103,447

COST OF SALES	(989,818)	(933,710)

GROSS PROFIT	407,851	169,737

OPERATING EXPENSES
Selling expenses and distribution expenses	19,044	34,631
General and administrative expenses	40,997	33,934
Depreciation and amortization	11,835	12,194
Total Operating Expenses	71,876	80,759

INCOME FROM OPERATIONS	335,975	88,978

OTHER INCOME (EXPENSE)
Interest income	5,881	13,114
Interest expense	(9,388)	(31)
Other income	21,287	18,750
Total Other Income	17,780	31,833
INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	353,755	120,811

INCOME TAX EXPENSE	(56,608)	-

MINORITY INTEREST	13,981	6,487

NET INCOME	311,128	127,298

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	26,375	97,306

COMPREHENSIVE INCOME	$337,503	$224,604

Net income per share - basic and diluted	$0.017	$0.012

Weighted average number of shares
outstanding during the period - basic and diluted	18,466,169	10,307,400

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311,128	$127,298
Adjusted to reconcile net income to cash (used in )
provided by operating activities:
Allowance for doubtful accounts - accounts receivable	(24,569)	-
Depreciation and amortization - cost of sales	62,869	53,518
Depreciation and amortization	11,835	12,194
Minority interest	(13,981)	(6,487)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	68,847	8,420
Inventories, net	(734,630)	(133,041)
Due from stockholders	24,278	19,959
Other assets	219,889	25,953
Increase (decrease) in:
Accounts payable	(6,807)	(27,118)
Other payables and accrued expenses	47,949	(6,314)
Income tax and other taxes payable	(34,083)	(4,872)
Net cash (used in) provided by operating activities	(67,275)	69,510

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	257,355	-
Purchase of property and equipment	(5,489)	(47,071)
Net cash provided by (used in) investing activities	251,866	(47,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATES ON CASH	2,128	20,854

NET INCREASE IN CASH AND CASH EQUIVALENTS	186,719	43,293

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	463,468	89,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$650,187	$132,401

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$842	$-

Interest expenses	$7,006	$31

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology Inc. (“Huifeng Bio-Pharmaceutical”) is a US-listed company incorporated in Nevada on March 16, 2000 under the name “Enternet, Inc.” On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to “Secured Data, Inc.” On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to “Huifeng Bio-Pharmaceutical Technology Inc.”

Northwest Bio-Technic Inc. (“Northwest”) was incorporated in the British Virgin Islands (“BVI”) on June 25, 2004. Xian Huifeng Biochemistry Group Joint-Stock Company Limited (previously Xian Huifeng Biochemistry Joint-Stock Company Limited) (“Huifeng Biochemistry”) was incorporated in the People's Republic of China (“PRC”) on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC. On April 20, 2005, the Articles of Incorporation were amended to change the name of Huifeng Biochemistry to Xian Huifeng Biochemistry Group Joint-Stock Company Limited.

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

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was through a multi-step process increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments on normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, and consolidated cash flows for the three months ended March 31, 2007 and 2006. The consolidated results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 USE OF ESTIMATES

In preparing financial statements to conform with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interests represent the minority stockholders' proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 5 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the three months ended March 31, 2007 and 2006.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three months ended March 31, 2007 and 2006 were $56,608 and $0 respectively.

Huifeng Engineering and Huifeng Pharmaceutical, are 70% and 80.2% owned subsidiaries of Huifeng Biochemistry respectively, were also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three months ended March 31, 2007 and 2006 as Huifeng Engineering and Huifeng Pharmaceutical have incurred net operating losses.

NOTE 6 EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, (“Earnings per Share.”) As of March 31, 2007 and 2006, there were no common share equivalents outstanding that had an anti-dilutive effect and were not included in the calculation of dilutive income per share.

NOTE 7 BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have that it will not have a material impact on the Company’s financial position.

NOTE 9 NOTES RECEIVABLE

Notes receivable as of March 31, 2007 consisted of the following:

Note receivable from a third party, interest rate of 12% per
annum, non-secured, due September 2007	$192,949

Current maturities	$192,949

NOTE 10 COMMITMENTS AND CONTINGENCIES

Commitments

The Company occupies office and storage spaces from third parties under operating leases which expires on March 31, 2008 and November 10, 2007 at a quarterly rental of $2,637 and $371 respectively. Accordingly, for the three months ended March 31, 2007 and 2006, the Company recognized rental expenses for this space in the amount of $3,008 and $3,188 respectively.

As of March 31, 2007, the Company has outstanding commitments with respect to the non-cancelable operating leases of $11,457, which are due by March 2008.

NOTE 11 RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, the stockholders owed the Company $0 and $80,112 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $0 and $1,110 for the three months ended March 31, 2007 and 2006 respectively.

As of March 31, 2007 and 2006, the Company also owed the stockholders $0 and $1,250 respectively for advances made on an unsecured basis, free of interest payment and repayable on demand.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

NOTE 12 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2007 and 2006, 100% of the Company's assets were located in China.

During the three months ended March 31, 2007 and 2006, 49% and 62% of the Company's revenues were derived from companies located in China respectively.

The Company sold goods to one customer for $222,595, representing 16% of sales for the three months ended March 31, 2007. Accounts receivable to that customer was $76,809 as of March 31, 2007.

The Company relied on three suppliers for approximately $372,660, $362,398 and $201,130, representing in aggregate 63% of purchases for the three months ended March 31, 2007, and relied on two suppliers for approximately $99,125 and $122,650 respectively representing in aggregate 29% of purchases for the three months ended March 31, 2006. Accounts payable to those suppliers as of March 31, 2007 and 2006 were $0 and $60,922 respectively.

There have been no material changes to the risk factors discussed in Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or operating results.

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

At the time of the Acquisition, NBTI had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the “NBTI Shareholders”). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the NBTI Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the “Initial NBTI Consideration”) in exchange for 30% of the total outstanding shares of NBTI (such shares of the common stock of the Company allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI); and (ii) a promissory note (the “Promissory Note”) payable to the NBTI Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of NBTI. The Promissory Note is convertible into 10,465,725 shares of the Company's common stock (allocated among the NBTI Shareholders on a pro rata basis according to their respective ownership of NBTI), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company's common stock prior to such conversion. Based on the current ownership of NBTI shares by the NBTI Shareholders, Jing An Wang would receive 5,232,860 shares of the Company's common stock upon conversion, and each of Xinwen Hou, Zhang Junqi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company's common stock.

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

The Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 to change the name of the Company to "Huifeng Bio-Pharmaceutical Technology Inc.". On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology Inc. and the ticker symbol changed to HFGB.OB.

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

The Company does not have any reserves against its accounts receivable or inventories at March 31, 2007 and 2006. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2007 were $1,397,669, an increase of $294,222 from $1,103,447 for same quarter in 2006. Our increases in sales revenues in 2007 were mainly attributable to the increase of our domestic sales and export sales in the first quarter of 2007 compared with the same quarter in 2006 in our pharmaceutical intermediates and pharmaceutical raw material as follows :

Product	For the quarter ended March 31,		Increase / (Decrease)
	2007	2006
Pharmaceutical intermediates	$640,051	$414,152	$225,899
Pharmaceutical raw material	711,211	642,971	68,240
Plant Extractive and others	46,407	46,324	83
TOTAL	$1,397,669	$1,103,447	$294,222

Cost of revenues for the quarter ended March 31, 2007 were $989,818, an increase of $56,108 from $933,710 for the quarter ended March 31, 2006. Compared to the quarter ended March 31, 2006, the increase in cost of sales of our products was because of the change in the cost of sales mix in the following categories of our products:

Product	For the quarter ended March 31,		Increase / (Decrease)
	2007	2006
Pharmaceutical intermediates	$380,340	$334,094	$46,246
Pharmaceutical raw material	516,540	568,428	(51,888)
Plant Extractive and others	92,938	31,188	61,750
TOTAL	$989,818	$933,710	$56,108

The gross profit margin for the quarter ended March 31, 2007 increased to 29% from 15% in the same period of 2006. The major reasons are the lower production cost and the higher added value of L-Rhamnose and Diosmin products which were put up for sale durring 2006.

Gross margin for the quarter ended March 31, 2007 was $407,851, an increase of $238,114 from $169,737 for the period ended March 31, 2006.

General and Administrative Expenses

General and Administrative expenses totaled $40,997 for the three months ended March 31, 2007, an increase of $7,063 from $33,934 for the three months ended March 31, 2006. The increase in general and administrative expenses was mainly due to increase in rental expenses of $3,980 and foreign exchange loss of $3,098 from overseas sales incurred during the quarter as compared to the same quarter last year.

Selling and Distribution Expenses

Selling and distribution expenses totaled $19,044 for the three months ended March 31, 2007, a decrease of $15,587 from $34,631 for the three months ended March 31, 2006. The Company has decreased its expenses of $8,404 in overseas conference meetings and freight expenses in the current quarter as compared to the same quarter last year.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $650,187 at March 31, 2007.

In the three months ended March 31, 2007, our cash used in operating activities totaled $67,275, mainly due to our increase of inventories totaled $734,630. In the three months ended March 31, 2007, cash flow provided by investing activities totaled $251,866, mainly due to the repayment of a note receivable of $257,355.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $3,278,327 at March 31, 2007.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the three months ended March 31, 2007 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 7.77136 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $26,375 during the first quarter of 2007. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of May, 2007.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ JING AN WANG
Jing An Wang Chief Executive Officer