Form 10QSB
period 2007-06-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2007-08-14
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

The number of shares outstanding of the registrant's common equity as of August 13, 2007, was 18,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): ☐ Yes    ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES

CONTENTS

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES

CONTENTS

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$726,431
Accounts receivable, net of allowances	1,272,038
Inventories, net	1,804,568
Notes receivable	196,726
Other assets	413,815
Total Current Assets	4,413,578

PROPERTY AND EQUIPMENT, NET	3,513,860

LAND USE RIGHTS, NET	138,026
TOTAL ASSETS	$8,065,464

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$55,652
Other payables and accrued expenses	233,590
Notes payables	314,762
Income tax and other tax payables	253,531
Total Current Liabilities	857,535

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST	434,803

STOCKHOLDERS' EQUITY
Preferred stock, ($0.001 par value, 5,000,000 shares authorized,
non issued and outstanding)	-
Common stock, ($0.018 par value, 100,000,000 shares authorized,
18,466,169 shares issued and outstanding as of June 30, 2007)	332,388
Additional paid-in capital	8,020,066
Retained earnings (deficit)
Unappropriated	(2,119,224)
Appropriated	82,925
Accumulated other comprehensive income	456,971
Total Stockholders' Equity	6,773,126

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,065,464

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

NET SALES	$1,610,478	$459,248	$3,008,147	$1,562,695

COST OF SALES	(1,042,071)	(357,841)	(2,031,889)	(1,291,551)

GROSS PROFIT	568,407	101,407	976,258	271,144

OPERATING EXPENSES
Selling expenses and distribution expenses	24,652	49,814	43,696	84,445
General and administrative expenses	93,763	76,185	134,760	110,119
Depreciation and amortization	11,983	10,787	23,818	22,981
Total Operating Expenses	130,398	136,786	202,274	217,545

INCOME (LOSS) FROM OPERATIONS	438,009	(35,379)	773,984	53,599

OTHER INCOME (EXPENSE)
Interest income	7,986	12,787	13,867	25,901
Interest expense	(8,371)	(26)	(17,759)	(57)
Other income	12,133	150	33,420	18,900
Total Other Income, net	11,748	12,911	29,528	44,744

INCOME (LOSS) FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	449,757	(22,468)	803,512	98,343

INCOME TAX EXPENSE	(76,549)	(37,726)	(133,157)	(37,726)

MINORITY INTEREST	14,494	6,207	28,475	12,694

NET INCOME (LOSS)	387,702	(53,987)	698,830	73,311

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	127,297	(203)	153,672	97,103

COMPREHENSIVE INCOME (LOSS)	$514,999	$(54,190)	$852,502	$170,414

Net income (loss) per share -
basic and diluted	$0.021	$(0.003)	$0.038	$0.004

Weighted average number of shares
outstanding during the period -
basic and diluted	18,466,169	16,466,169	18,466,169	16,466,169

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30,2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$698,830	$73,311
Adjusted to reconcile net income to net cash provided
by operating activities:
Allowance for doubtful accounts - accounts receivable	(32,726)	-
Depreciation and amortization - cost of sales	148,661	110,223
Depreciation and amortization	23,818	22,980
Minority interest	(28,475)	(12,694)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(101,614)	124,797
Inventories	(1,191,555)	(351,602)
Due from stockholders	24,408	33,381
Other assets	583,469	(40,291)
Increase (decrease) in:
Accounts payable	2,003	(19,555)
Other payables and accrued expenses	89,903	70,117
Income tax and other taxes payable	36,664	38,419
Due to stockholders	-	(1,250)
Net cash provided by operating activities	253,386	47,836

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	258,733	-
Purchase of property and equipment	(264,978)	(114,391)
Net cash used in investing activities	(6,245)	(114,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATES ON CASH	15,822	21,363

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	262,963	(45,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	463,468	89,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$726,431	$43,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$914	$-

Interest expenses	$15,108	$57

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology, Inc (“Huifeng Bio-Pharmaceutical”) is a US listed company which was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to Huifeng Bio-Pharmaceutical Technology, Inc.

Northwest Bio-Technic Inc. (“Northwest”) was incorporated in the British Virgin Islands (“BVI”) on June 25, 2004. Xian Huifeng Biochemistry Group Joint-Stock Company Limited (previously Xian Huifeng Biochemistry Joint-Stock Company Limited) (“Huifeng Biochemistry”) was incorporated in the People's Republic of China (“PRC”) on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC. On April 20, 2005, the Articles of Incorporation were amended to change the name to Xian Huifeng Biochemistry Group Joint-Stock Company Limited.

Huifeng Biochemistry produces plant extracts and bio-chemical products used as pharmaceutical raw materials in the PRC. Most of its products are distributed within the PRC and some European countries.

On August 23, 2001, Huifeng Biochemistry established 70% ownership in a subsidiary, Xian Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in the PRC with a registered capital of $265,778. The subsidiary has had no operations since its incorporation.

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was accomplished by increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, and consolidated cash flows for the six months ended June 30, 2007 and 2006. The consolidated results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interests represent the minority stockholders’ proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 5 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the six months ended June 30, 2007 and 2006.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly owned subsidiary of Northwest, was incorporated in the PRC, registered as a new and high technology enterprise, and is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the six months ended June 30, 2007 and 2006 were $131,941 and $37,726 respectively.

Huifeng Engineering, a 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the six months ended June 30, 2007 and 2006 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, a 80.2% owned subsidiary of Huifeng Biochemistry, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Provision for income tax expenses for the six months ended June 30, 2007 and 2006 were $1,216 and $0 repsectively.

NOTE 6 EARNINGS (LOSS) PER SHARE

Basic and diluted net income (loss) per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2007 and 2006, there were no common share equivalents outstanding with an anti-dilutive effect and not included in the calculation of dilutive income per share.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Notes receivable as of June 30, 2007 consisted of the following:

Note receivable from a third party, interest rate of 12% per annum, non-secured, due September 2007	$192,949

Current maturities	$192,949

NOTE 10 COMMITMENTS AND CONTINGENCIES

Commitments

The Company occupies office storage spaces owned by third parties under operating leases which expire on March 31, 2008 and November 10, 2007 at a quarterly rental of $2,652 and $373 respectively. Accordingly, for the six months ended June 30, 2007 and 2006, the Company recognized rental expenses for these spaces in the amount of $6,050 and $6,376 respectively.

As of June 30, 2007, the Company has outstanding commitments with respect to the non-cancelable operating leasesof $8,494, which are due by June 30, 2008.

NOTE 11 RELATED PARTY TRANSACTIONS

As of June 30, 2007 and 2006, the stockholders owed the Company $0 and $66,690 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $0 and $1,986 for the six months ended June 30, 2007 and 2006 respectively.

NOTE 12 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2007 and 2006, 100% of the Company's assets were located in China.

During the six months ended June 30, 2007 and 2006, 52% and 63% of the Company's revenues were derived from companies located in China respectively.

 The Company relied on three suppliers for approximately $531,922, $463,807 and $320,809, representing in aggregate 88% of purchases for the six months ended June 30, 2007. Accounts payable to those suppliers as of June 30, 2007 were $8,485.

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

On December 20, 2004, pursuant to an Agreement with Art Malone, Jr. ("Selling Shareholder"), the Selling Shareholder sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. Such 7,229,601 shares of the common stock of the Company represented approximately 56.18% of the total outstanding stock of the Company as of that date.

Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company agreed to purchase all of the outstanding shares of Northwest BioTechnic, Inc. (“Northwest”), a British Virgin Islands corporation (the “Acquisition”). Northwest was incorporated in the British Virgin Islands on June 25, 2004.

At the time of the Acquisition, Northwest had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the “Northwest Shareholders”. Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the Northwest Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the “Initial Northwest Consideration”) in exchange for 30% of the total outstanding shares of Northwest (such shares of the common stock of the Company allocated among the Northwest Shareholders on a pro rata basis according to their respective ownership of Northwest); and (ii) a promissory note (the “Promissory Note”) payable to the Northwest Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of Northwest. The Promissory Note was convertible into 10,465,725 shares of the Company's common stock (allocated among the Northwest Shareholders on a pro rata basis according to their respective ownership of Northwest), with such number of shares calculated assuming the completion of a one-for-eighteen reverse split of the Company's common stock prior to such conversion. Based on the current ownership of Northwest shares by the Northwest Shareholders, Jing An Wang would receive 5,232,860 shares of the Company's common stock upon conversion, and each of Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang would receive 1,046,573 shares of the Company's common stock. On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

Northwest operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflected activity subsequent to the acquisition of the Company and its subsidiaries and financial activity of Northwest prior to the acquisition. We will continue the business operations conducted by Northwest.

The Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005, to change the name of the Company to "Huifeng Bio-Pharmaceutical Technology, Inc". On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology, Inc and the ticker symbol changed to HFGB.OB.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2007 and 2006. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or non-recoverable accounts receivable.

We believe the following is among the most critical accounting policies that affect our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors, and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2007 were $1,610,478, an increase of $1,151,230 from $459,248 for the same quarter in 2006. Our increase in revenues for the second quarter of 2007 was mainly due to the significant increase in our export and domestic sales, which were included our products of NF11 Rutin, L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin in the three months ended June 30, 2007 approximately $887,819 compared to the three months ended June 30, 2006 as a result of our increase in sales of pharmaceutical intermediates and pharmaceutical material products as follows:

	For the quarter ended June 30,		Increase /
Product	2007	2006	(Decrease)
Pharmaceutical intermediates	$654,399	$101,609	$552,790
Pharmaceutical material	847,813	250,198	597,615
Plant Extractive and others	108,266	107,441	825
TOTAL	$1,610,478	$459,248	$1,151,230

Cost of revenues for the quarter ended June 30, 2007 were $1,042,071, an increase of $684,230 from $357,841 for the quarter ended June 30, 2006. Compared to the quarter ended June 30, 2006, the increase in the cost of revenues for the second quarter of 2007 was caused by the significant increase in sales of our pharmaceutical material and Pharmaceutical intermediates products as follows:

	For the quarter ended June 30,		Increase /
Product	2007	2006	(Decrease)
Pharmaceutical intermediates	$401,607	$68,944	$332,663
Pharmaceutical material	552,920	198,538	354,382
Plant Extractive and others	87,544	90,359	(2,815)
TOTAL	$1,042,071	$357,841	$684,230

Gross margin for the quarter ended June 30, 2007 was $568,407, an increase of $467,000 from $101,407 for the same period ended June 30, 2006.

Our gross profit margin for 2007 increased from 22.1% for the second quarter of 2006 to 35.3% in the same quarter in 2007 because of the lower unit cost of our products and better profit margin of both domestic and export sales.

General and Administrative Expenses

General and Administrative expenses totaled $93,764 for the three months ended June 30, 2007, an increase of $17,579 from $76,185 for the three months ended June 30, 2006. The increase in general and administrative expenses was mainly due to an increase in consulting fees of $12,937 for application of certificates of Drug Master Files (DMF) in respect to our products of Diosmin and Troxerutin and foreign exchange loss of $2,614 from export sales incurred during the three months ended June 30, 2007 compared to three months ended June 30,2006.

Selling and Distribution Expenses

Selling and distribution expenses totaled $24,652 for the three months ended June 30, 2007, a decrease of $25,162 from $49,814 for the three months ended June 30, 2006. The decrease in selling and distribution expenses was mainly due to the decrease in conference meetings of $6,934 and freight expenses of $13,617 in the second quarter of 2007 as compared to the same quarter last year.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2007 were $3,008,147, an increase of $1,445,452 from $1,562,695 for the same period in 2006. Our increase in revenues for the six months ended June 30, 2007 was mainly due to the significant increase in our export and domestic sales, which were included our products of L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin for the six months ended June 30, 2007 approximately $1,379,006 compared to the six months ended June 30, 2006 as a result of our increase in sales of pharmaceutical material and pharmaceutical intermediates products as follows:

	Six months ended June 30,		Increase /
Product	2007	2006	(Decrease)

Pharmaceutical intermediates	$1,255,450	$515,761	$739,689
Pharmaceutical material	1,559,024	893,169	665,855
Plant Extractive and others	193,673	153,765	39,908

TOTAL	$3,008,147	$1,562,695	$1,445,452

Cost of revenues for the six months ended June 30, 2007 were $2,031,889, an increase of $740,338 from $1,291,551 for the six months ended June 30, 2006. Compared to the six months ended June 30, 2006, the increase in the cost of revenues for the six months ended June 30, 2007 was caused by the significant increase of sales of our pharmaceutical material pharmaceutical intermediates products as follows:

	Six months ended June 30,		Increase /
Product	2007	2006	(Decrease)

Pharmaceutical intermediates	$798,738	$403,038	$395,700
Pharmaceutical material	1,062,325	766,966	295,359
Plant Extractive and others	170,826	121,547	49,279

TOTAL	$2,031,889	$1,291,551	$740,338

Gross margin for the six months ended June 30, 2007 was $976,258, an increase of $705,114 from $271,144 for the period ended June 30, 2006.

Our gross profit margin for 2007 increased from 17.3% in the first six months of 2006 to 32.5% in the same period in 2007. Because of the lower unit cost of our products and better profit margin of both domestic and export sales.

General and Administrative Expenses

General and Administrative expenses totaled $134,760 for the six months ended June 30, 2007, an increase of $24,641 from $110,119 for the six months ended June 30, 2006. The increase in general and administrative expenses was mainly due to an increase in consulting fees of $12,937 for application of certificates of Drug Master Files (DMF) in respect to our products of Diosmin and Troxerutin, foreign exchange loss of $5,713 from export sales incurred and traveling expenses of $4,543 for financial conferences in Beijing and Tianjin during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Selling and Distribution Expenses

Selling and distribution expenses totaled $43,696 for the six months ended June 30, 2007, a decrease of $40,749 from $84,445 for the six months ended June 30, 2006. The decrease in selling and distribution expenses was mainly due to the decrease in the conference meetings of $12,558 and freight expenses of $16,395 during the first six months of 2007 compared with the same period of 2006.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $726,431 at June 30, 2007.

In the six months ended June 30, 2007, our cash provided by operating activities totaled $253,386, mainly due to our net income for the period of $698,830 and a decrease in other assets of $583,469. In the six months ended June 30, 2007, cash flow used in investing activities totaled $6,245.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $3,556,043 at June 30, 2007.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and the majority of our expenses for the six months ended June 30, 2007 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 7.6248 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB, we recognized a foreign currency translation gain of $153,672 during the first six months of 2007. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2007.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

By:	/s/ Jing An Wang
Jing An Wang Chief Executive Officer