Form 10QSB
period 2007-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2007-11-13
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the registrant's common equity as of November 8, 2007, was 18,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

HUIFENG BIO-PHARMACEUTICAL TECHOLOGY INC.
AND SUBSIDIARIES

FORM 10-QSB
Quarter Ended September 30, 2007

PART I. FINANCIAL INFOMRATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$846,145
Accounts receivable, net of allowances	1,404,201
Inventories, net	2,258,233
Notes receivable	133,021
Other assets	394,997
Total Current Assets	5,036,597

PROPERTY AND EQUIPMENT, NET	3,479,920

LAND USE RIGHTS, NET	139,238
TOTAL ASSETS	$8,655,755

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$60,516
Other payables and accrued expenses	273,458
Notes payable	287,326
Income tax and other tax payables	385,308
Total Current Liabilities	1,006,608

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTERESTS	443,913

STOCKHOLDERS' EQUITY
Preferred stock, ($0.001 par value, 5,000,000 shares authorized, non issued and outstanding)	-
Common stock, ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of September 30, 2007)	332,388
Additional paid-in capital	8,020,066
Retained earnings (deficit)
Unappropriated	(1,786,078)
Appropriated	82,925
Accumulated other comprehensive income	555,933
Total Stockholders' Equity	7,205,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,655,755

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

NET SALES	$1,945,975	816,093	4,954,122	2,378,788

COST OF SALES	(1,430,755)	(672,441)	(3,462,644)	(1,963,992)

GROSS PROFIT	515,220	143,652	1,491,478	414,796

OPERATING EXPENSES
Selling expenses and distribution expenses	32,523	20,897	76,219	105,342
General and administrative expenses	72,875	47,001	207,635	157,120
Depreciation and amortization	11,714	11,482	35,532	34,463
Total Operating Expenses	117,112	79,380	319,386	296,925

INCOME FROM OPERATIONS	398,108	64,272	1,172,092	117,871

OTHER INCOME (EXPENSE)
Interest income	6,002	13,194	19,869	39,095
Interest expense	(7,568)	(4,297)	(25,327)	(4,354)
Other income	6,077	15,375	39,497	34,275
Total Other Income, net	4,511	24,272	34,039	69,016

INCOME FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST	402,619	88,544	1,206,131	186,887

INCOME TAX EXPENSE	(66,824)	(18,060)	(199,981)	(55,786)

MINORITY INTERESTS	(2,649)	6,510	25,826	19,204

NET INCOME	333,146	76,994	1,031,976	150,305

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	98,962	(262)	252,634	96,841

COMPREHENSIVE INCOME	$432,108	$76,732	$1,284,610	$247,146

Net income per share - basic and diluted	$0.02	$0.01	$0.06	$0.01

Weighted average number of shares outstanding during the period - basic and diluted	18,466,169	16,466,169	18,466,169	16,466,169

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,031,976	$150,305
Adjusted to reconcile net income to net cash provided by
(used in) operating activities:
Allowance for doubtful accounts - accounts receivable	(35,781)	-
Depreciation and amortization - cost of sales	242,686	167,732
Depreciation and amortization	35,532	34,463
Minority interest	(25,826)	(19,204)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(211,182)	211,053
Inventories	(1,619,088)	(579,778)
Due from stockholders	24,580	10,089
Other assets	611,801	(102,590)
Increase (decrease) in:
Accounts payable	6,004	(77,141)
Other payables and accrued expenses	126,322	32,905
Income tax and other taxes payable	162,444	52,215
Due to stockholders	-	(1,250)
Net cash provided by (used in) operating activities	349,468	(121,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	325,701	-
Purchase of property and equipment	(287,898)	(156,970)
Net cash provided by (used in) investing activities	37,803	(156,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	31,266	300,000
Net cash provided by financing activities	31,266	300,000

EFFECT OF EXCHANGE RATES ON CASH	(35,860)	21,102

NET INCREASE IN CASH AND CASH EQUIVALENTS	382,677	42,931

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	463,468	89,108

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$846,145	$132,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$6,035	$-

Interest expenses	$25,327	$1,954

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology, Inc (“Huifeng Bio-Pharmaceutical”) is a US-listed company that was incorporated in Nevada on March 16, 2000 under the name “Enternet, Inc.” On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to “Secured Data, Inc.” On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to “Huifeng Bio-Pharmaceutical Technology, Inc.”

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

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was accomplished by increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The consolidated results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

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

NOTE 3    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and 2006 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interests represent the minority stockholders’ proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4   CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 5   INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the nine months ended September 30, 2007 and 2006.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly owned subsidiary of Northwest, was incorporated in the PRC and registered as a new and high technology enterprise. It is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the nine months ended September 30, 2007 and 2006 were $190,806 and $55,786 respectively.

Huifeng Engineering, a 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the nine months ended September 30, 2007 and 2006 has been made, as Huifeng Engineering have both incurred net operating loss.

Huifeng Pharmaceutical, a 80.2% owned subsidiary of Huifeng Biochemistry, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax expenses for the nine months ended September 30, 2007 and 2006 were $9,175 and $0 respectively.

NOTE 6     EARNINGS PER SHARE

Basic and diluted net income per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2007 and 2006, there were no common share equivalents outstanding with an anti-dilutive effect or included in the calculation of dilutive income per share.

NOTE 7    BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 8     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company do not expect the adoption of SFAS 157 to have an impact on the Company's results of operations or financial condition.

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

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007 (UNAUDITED)

NOTE 9     NOTES RECEIVABLE

Notes receivable as of September 30, 2007 (unaudited) consisted of the following:

Note receivable from a third party, interest rate of 12% per
annum, non-secured, due September 2007, was extended to December 2007	$133,021
Current maturities	$133,021

NOTE 10     NOTES PAYABLE

Notes payable as of September 30, 2007 (unaudited) consisted of the following:

Notes payable to a financial institution, interest rate of 9.6768% per annum, secured by a director property and the company’s fixed assets,
guaranteed by a third party, due August 2007, was extend to June 2008	$287,326
Current maturities	$287,326

NOTE 11   COMMITMENTS

Commitments

The Company occupies office and storage spaces owned by third parties under operating leases which expire on March 31, 2008 and November 10, 2007 at a quarterly rental of $2,670 and $375 respectively. Accordingly, for the nine months ended September 30, 2007 and 2006, the Company recognized rental expenses for these spaces in the amount of $9,135 and $9,563 respectively.

As of September 30, 2007, the Company has outstanding commitments with respect to the non-cancelable operating leases of $5,508, which are due by September 30, 2008.

NOTE 12   RELATED PARTY TRANSACTIONS

As of September 30, 2007 and 2006, the stockholders owed the Company $0 and $89,982 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $0 and $3,203 for the nine months ended September 30, 2007 and 2006 respectively.

NOTE 13   CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2007 and 2006, 100% of the Company's assets were located in China.

During the nine months ended September 30, 2007 and 2006, 46% and 60% of the Company's revenues were derived from companies located in China respectively.

The Company also relied on a customer for approximately $568,064 representing in aggregate 11% of sales for the nine months ended September 30, 2007. At September 30, 2007, accounts receivable from that customer was $54,645.

The Company relied on two suppliers for approximately $676,124 and $580,050 representing in aggregate 32% of purchases for the nine months ended September 30, 2007. At September 30, 2007, accounts payable to those two suppliers totaling $6,289.

Item 2. Management's Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

General

On December 20, 2004, pursuant to the an Agreement with Art Malone, Jr. ("Selling Shareholder"), the Selling Shareholder sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals. Such 7,229,601 shares of the common stock of the Company represented approximately 56.18% of the total outstanding stock of the Company as of that date.

Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 ("Northwest Agreement"), the Company agreed to purchase all of the outstanding shares of Northwest BioTechnic, Inc. (“Northwest” or “NBTI”), a British Virgin Islands corporation (the “Acquisition”). NBTI was incorporated in the British Virgin Islands on June 25, 2004.

At the time of the Acquisition, Northwest had a total of 500,000 shares issued and outstanding, 250,000 of which were held by Jing An Wang, and 50,000 each were held by Xinwen Hou, Zhang Jungi, Wang Bijun, Wang Zhilan, and Wang Xugang (the “Northwest Shareholders”). Pursuant to the terms of the Northwest Agreement, at the closing of the Acquisition, the Company delivered the following consideration to the Northwest Shareholders: (i) 80,735,590 newly-issued shares of the common stock of the Company (the “Initial Northwest Consideration”) in exchange for 30% of the total outstanding shares of Northwest (such shares of the common stock of the Company allocated among the Northwest Shareholders on a pro rata basis according to their respective ownership of Northwest); and (ii) a promissory note (the “Promissory Note”) payable to the Northwest Shareholders for the total amount of $1,900,000, in exchange for the remaining 70% of the total outstanding shares of Northwest . On October 12, 2005, the Company issued 10,465,725 shares of restricted common stock in conversion of the Convertible Promissory Note of $1,900,000.

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

The Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 to change the name of the Company to "Huifeng Bio-Pharmaceutical Technology Inc". On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology Inc and the ticker symbol changed to HFGB.OB.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2007 and 2006. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write-downs for slow moving inventories or non-recoverable accounts receivable.

We believe the following are among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue increased by $1,129,882 from $816,093 for the three months ended September 30, 2006 to $1,945,975 for the three months ended September 30, 2007. The increase in revenue was mainly due to the significant increase in the sales of our products including L-Rhamnose, Quercentin, Troxerutin, Resveratrol and Diosmin. An analysis of our increase in sales of pharmaceutical intermediates and pharmaceutical material is as follows:

Revenue	Three months ended September 30,		Increase/
Product	2007	2006	(Decrease)

Pharmaceutical intermediates	$834,766	$372,962	$461,804
Pharmaceutical material	984,804	408,003	576,801
Plant Extractive and others	126,405	35,128	91,277
TOTAL	$1,945,975	$816,093	$1,129.882

Cost of revenue increased by $758,314 from $672,441 for the three months ended September 30, 2006 to $1,430,755 for the three months ended September 30, 2007.

The increase in the cost of revenue was because of the significant increase in production and sales of our pharmaceutical material and pharmaceutical intermediates products is as follows:

Revenue	Three months ended September 30,		Increase/
Product	2007	2006	(Decrease)
Pharmaceutical intermediates	$584,423	$303,802	$280,621
Pharmaceutical material	737,037	347,097	389,940
Plant Extractive and others	109,295	21,542	87,753
TOTAL	$1,430,755	$672,441	$758,314

Gross profit margin increased from 17.60% to 26% for three months ended September 30, 2007 compared with the same period last year.

The increase of gross profit margin was due to the lower unit cost of our major products and better profit margin.

General and Administrative Expenses

General and Administrative expenses increased by $25,874 from $47,001 for the three months ended September 30, 2006 to $72,875 for the three months ended September 30, 2007. The increase of general and administrative expenses for the three months ended September 30, 2007 was mainly due to the increase in meeting expenses, staff salaries and exchange gains totaled $29,717 compared to the same period of 2006.

Selling and Distribution Expenses

Selling and distribution expenses increased by $11,626 from $20,897 for the three months ended September 30, 2006 to $32,523 for the three months ended September 30, 2007. The increase in selling and distribution expenses for the three months ended September 30, 2007 was mainly due to the increase in advertising and freight delivery expenses totaled $13,462.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2007 were $4,954,122, an increase of $2,573,334 from $2,378,788 for same period in 2006. Our increase in revenues of sales for the nine months ended September 30, 2007 was mainly due to the significant increase in our export sales, which included our products of L-Rhamnose, Quercentin, Resveratrol and Diosmin. An analysis of our increase in sales of pharmaceutical material and pharmaceutical intermediates is as follows:

	Nine months ended
	September 30,		Increase /
Product	2007	2006	(Decrease)
Pharmaceutical intermediates	$2,090,216	$915,706	$1,174,510
Pharmaceutical material	2,543,828	1,247,172	1,296,656
Plant Extractive and others	320,078	215,910	104,168
TOTAL	$4,954,122	$2,378,788	$2,575,334

Cost of revenues for the nine months ended September 30, 2007 were $3,462,644, an increase of $1,498,652 from $1,963,992 for the nine months ended September 30, 2006. The increase in the cost of revenues for the nine months ended September 30, 2007 was because of the significant increase in sales of our pharmaceutical material and pharmaceutical intermediates products as follows:

	Nine months ended
	September 30,		Increase /
Product	2007	2006	(Decrease)
Pharmaceutical intermediates	$1,383,161	$736,471	$646,690
Pharmaceutical material	1,799,362	1,039,996	759,366
Plant Extractive and others	280,121	187,525	92,596
TOTAL	$3,462,644	$1,963,992	$1,498,652

Gross margin increased from 17.43% for the nine months ended September 30, 2006 to 30% for the nine months ended September 30, 2007.

Our gross profit margin for 2007 increased from 17.43% in the first nine months of 2006 to 30% in the same period in 2007 mainly due to the lower unit cost of our products and better profit margin for our products including L-Rhamnose, Resveratrol and Diosmin.

General and Administrative Expenses

General and Administrative expenses totaled $207,635 for the nine months ended September 30, 2007, a marginal increase of $50,515 from $157,120 for the nine months ended September 30, 2006. The reasons of increases are that the company increased the expenses for the DMF certification and the hotel and accommodation expenses for meetings totaled $21,287. There is also the increase of exchange losses of $21,622 by daily operations because of the increase of the Renminbi.

Selling and Distribution Expenses

Selling and distribution expenses totaled $76,219 for the nine months ended September 30, 2007, a decrease of $29,123 from $105,342 for the nine months ended September 30, 2006. The decrease in selling and distribution expenses was mainly due to the decrease in the conference meetings of $18,262 and freight expenses of $8,536 during the first nine months of 2007 as compared to the same period of 2006.

Liquidity and Capital Resources

Cash

Our cash balance was $846,145 at September 30, 2007.

For the nine months ended September 30, 2007, our net cash provided by operating activities totaled $349,468, mainly due to our net income for the period of $1,031,976, an increase in accounts receivable in the nine months period, which totaled $211,182, and an increase in inventory of $1,619,088. Increase in accounts receivable and inventory was a result of our increase in operating scale and the Company required more working capital. For the nine months ended September 30, 2007, cash flow provided by investing activities totaled $37,803 which was primarily for the purchase of equipment for production and decrease of notes receivable.

We are currently funding our operations from operating revenue.

Working Capital

Our working capital was $4,029,989 as at September 30, 2007.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and the majority of our expenses for the nine months ended September 30, 2007 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars at the exchange rate of 7.67576 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $252,634 during the first nine months of 2007. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Item 3. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)
Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated

PART II. OTHER INFORMATION

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

None.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification

31.2	Sarbanes Oxley Section 302 Certification

32.1	Sarbanes Oxley Section 906 Certification

32.2	Sarbanes Oxley Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this on November 13, 2007.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

By:	/s/ Jing An Wang
Jing An Wang
Chief Executive Officer