Form 10KSB
period 2007-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2008-03-28
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2007

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $6,571,531.

The aggregate market value of the common stock held by non-affiliates as of March 19, 2008 was $7,357,148.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date:

Title of Each Class of Equity Securities	Number of Shares Outstanding as of March 19, 2008
Common Stock, $0.018 par value	18,466,169

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, the terms “Huifeng Bio-Pharmaceutical,” “HFGB,” the “Company,” “we,” “us,” and “our” refer to Huifeng Bio-Pharmaceutical Technology, Inc., and its subsidiaries, Northwest BioTechnic Inc. (“NBTI”) and Huifeng Biochemistry Joint Stock Company (“Huifeng”).

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Our company, HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC. (“we”, “us”, “our”, “HFGB”, the “Company” or “our Company”) was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "HFGB".

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

On December 20, 2004, pursuant to the terms of a Stock Purchase Agreement (“Malone Agreement”), Art Malone, Jr. sold 7,229,601 shares of the common stock of Secured Data, Inc. for $300,000.00 (the “Sale”) to Zhi Lan Wang and Jun Lin, individuals. As a result, the 7,229,601 shares of the common stock of the Company sold represented approximately 56.18% of the total outstanding stock of the Company. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 (“Northwest Agreement”), the Company initially purchased 30% of the common shares of Northwest BioTechnic Inc. (“NBTI”), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock (“Acquisition”). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000.00 payable by the Company's issuance of a promissory note (“Promissory Note”) on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. As a result, the 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company (“Huifeng”), which is a joint venture company established under the laws of the PRC and is a company engaging in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC.

Business Overview

HFGB, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian city within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refining technologies in China and is a major Rutin supplier for the world market.

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

The chemical name of Rutin is rue glycoside (Molecular formula: C27H30O163H2O) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improve the permeability of capillary vessels, and has the properties of:

1.	Anti- inflammatory;

2.	Decreasing blood pressure and fat; and

3.	Mitigating cerebral hemorrhage.

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

During 2006, we finished two new products lines, Diosmin and L-Rhamnose.

The chemical name of Diosmin is 7-[[6-o(6-Deoxy-2-L-mannopyranosyl)-β-D-glucopyran-osyl]oxy]-5-hydroxy-2-(3-hydroxy-4-methoxyphenyl)-4H-l-ben-zopyran-4-one). Diosmin is a pharmaceutical material, which has comprehensive impact on blood vessel feedback system and is suitable for treatment of acute or chronic hemorrhoids and chronic insufficiency of vein (lower limbs varicosity, dropsy and chronic canker)

The chemical name of L-Rhamnose is (thymidine-5'-diphosphate-L-rhamnose). Belonging to the category of monosackcharide, it is generally applied in manufacturing antivirus and anti-tumor raw medicines. In addition, this product can be an ingredient for food. It has been used for testing permeation of intestines and sweet additives. At present, L-Rhamnose is mostly applied in synthetic perfume of fruit spice. It is the basic material for fruit spice composition. L-Rhamnose has been widely applied in the industrial production and scientific research, such as intermediate synthetic perfumes and heart-strength medicines made from organic matters. Furthermore, as an ingredient for food, L-Rhamnose can be directly added into top-grade coffee, beverage or meat.

Production Facilities

At present, we have two major production facilities that included the following equipment resources:

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

The two production facilities together occupy a total area of approximately 300,000 square feet.  The company has pledged part of its production factilities in Changwu factory valued at approximately $1,067,200 to Xi'an Beilin District Credit Cooperatives to secure loan facitilies in the amount of $295,320 due June 2008.

In 2006, we introduced 2 new production lines: Diosmin production line for Diosmin, L-Rhamnose production line.

We currently obtain all of our raw materials from third parties and through various farmers located in the Shaanxi province, Gansu province and Shanxi province areas of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are the biggest wholesalers in their own areas.

Target Markets And Principal Customers

In 2007, there was no change in the target customers of our Company. Our products are all raw materials intermediaries for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

Dependence on Major Customers

At this time we are dependent on six major customers for our business. For the fiscal year ended on December 31, 2007 these major customers accounted for approximately 41% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales And Marketing

In 2007, there was no change in our target market and the majority of our products are still raw materials and intermediaries for production of medicines and cosmetics. Our target customers are mostly industrial clients and we continue to sell our products to pharmaceutical and food manufacturers. Most of our customers placed purchase orders directly with our sales and marketing team. However, in order to diversify and expand our product sales networks, we began using outside distribution channels for some of our export sales in July 2007. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase sale revenues from exports.

Our sales department was divided into two teams, domestic sales team and export sales team.  In 2007, we added two employees in our domestic sales department and three new employees in our export sales department. As a result, we increased the total number of employees in our sales departments to 23 people, and as a result strengthened our export sales teams for Europe, West, Eastern and South Asia, and America.

We did not establish any regional representative or sales office in 2007 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

Competition

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face significant competitions within China.

In 2007 our major competitor for Rutin continues to be Sichuan Xieli Pharmaceutical Company Limited (“Xieli”). However, we believe that because of Xieli’s lack of technology patents and ready access to raw materials, Xieli is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, while retaining a relatively small portion of its business in raw medicine production.

We also believe that, in 2007, there were fewer small domestic Rutin manufacturers. We do not believe that the remaining small manufacturers pose any threat to our business. On the contrary, they sometimes become our suppliers and support our operations.

In 2007, our competitor for Diosmin and L-Rhamnose is Sichuan Huakang Biology Company (“Huakang”). However, Huakang has no licenses for drug production and cannot sell its products as medicine. The scope of its market is thereby restricted. In addition, unlike us, they did not have the requisite European Certification of Suitability (“COS”). Thus they do not pose any threat to us in terms of market share and sales, particularly in the export market.

Looking forward to 2008, we estimate that there would be some new domestic competitors for certain new products that we have started selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for producing Resveratrol at costs lower than ours. Therefore we do not believe that they pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an 710075, Shaanxi Province, China.

Employees And Organization

As of December 31, 2007, we had approximately 222 full-time employees. During 2007, we employed 19 new employees. 10 new employees were allotted to the production team; 5 new employees were allotted to the sales team; 1 new employee was allotted to the technical team; 1 new employee was allotted to the finance team and 2 new employees were allotted to the security team. As a result, by the end of 2007, we had a total of 222 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

As of December 31, 2007, our Company organization was as follow:

Department	Employee as of end of 2007	Employee as of end of 2006
Sales department:
Domestic sales department	8	6
Export sales department:
Export section I	8	7
Export section II	7	5
Production department	156	146
Technical department	10	9
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	6
Security department	8	6

TOTAL	222	203

Business Development And Acquisitions

In 2007 we still focused on new products development and sales channels development. We successfully commercialized 1 new product and are getting the benefits from the new export sales channels. Looking forward to 2008, we will focus on:

1.	Commercializing an additional one to two new pharmaceutical raw medicines and plant extract products and striving to launch these products into the public market;

2.	Obtaining American FDA authorization and EU COS authorization so as to increase our market share in pharmaceutical raw medicines and plant extract products in both international and domestic markets;

3.	Streamlining our organization to ensure smooth operations and productions.

Research And Development

In 2007 we continued to focus ourselves on research and development of new products. We kept the structure of our research and development team.

Looking forward to our research and development strategies in 2008, we will focus our research and development effort on new products with an aim to develop one or two new products within 2008. We are striving to launch these products into the public market in 2008.

The amounts we spent on research and development for 2006 and 2007 were $35,186 and $25,547, respectively.

Patents And Intellectual Properties

Huifeng's proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received Chinese national technology patent with a ten-year protection period.

Although we developed two new products during 2005, we did not obtain any patent for our new products.

Government Regulations

The Chinese government requires all medicine and medicinal products related manufacturers to obtain GMP certification for their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory bodies in January 1, 2005. Other than GMP certification requirements, there was no significant change in the regulatory environment in China.

Compliance with Environmental Laws

We believe that we are in compliance with environmental laws in the PRC which are applicable to us. The costs of such compliance do not have a material effect on our financial condition.

Regulation of Enterprise Income Law

The Enterprise Income Law (“EIT Law’) was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaces the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. Although we still enjoy certain tax incentives applicable to foreign-invested enterprises prior to the introduction of the EIT Law, the current lower EIT rate will be phased up to 25% within a five-year period. Moreover, we may not enjoy further tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

Risk Factors

Risks Related To Our Business

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

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;

•	limit our marketing efforts; and

•	decrease or eliminate capital expenditures.

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

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

We place substantial reliance upon the efforts and abilities of our executive officers, Jingan Wang, our Chairman and Chief Executive Officer; Sanding Tao, our acting Chief Financial Officer; and Xinwen Hou, Chief Operations Officer and Secretary. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

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

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;

•	limit our marketing efforts; and

•	decrease or eliminate capital expenditures.

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

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

We place substantial reliance upon the efforts and abilities of our executive officers, Jingan Wang, our Chairman and Chief Executive Officer; Sanding Tao our acting Chief Financial Officer; Xinwen Hou, Chief Operations Officer and Secretary. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

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

Enterprises in the PRC (including Foreign Investment Enterprises) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

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

China’s economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

We may face obstacles from the communist system in The People's Republic of China.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People's Republic of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•
In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

Risks Related to Corporate and Stock Matters

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "HFGB.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our Common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading -volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ended December 31, 2007, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-KSB, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the "SEC"). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management's assessment of the same. Even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. We cannot guarantee the outcome of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negative influence to our stock market price.

ITEM 2. DESCRIPTION OF PROPERTY

See “Production Facilities” in “ITEM 1. DESCRIPTION OF BUSINESS”.

The Company pledged part of its production factilities in Changwu factory valued at approximately $1,067,200 to Xi'an Beilin District Credit Cooperatives to secure loan facitilies in the amount of $295,320 due June 2008.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of the Company’s subsidiaries or of the Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

There was no submission of matters to a vote of security holders in 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "HFGB.”

Trading of our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2006 to December 31, 2007. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter	High	Low
Fiscal Year 2007
Fourth Quarter	$0.78	$0.25
Third Quarter	$0.70	$0.30
Second Quarter	$0.51	$0.25
First Quarter	$0.66	$0.27
Fiscal Year 2006
Fourth Quarter	$0.70	$0.26
Third Quarter	$0.60	$0.30
Second Quarter	$0.60	$0.30
First Quarter	$0.70	$0.37

Holders

As of March 19, 2008, there were approximately 696 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Recent Issuances of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement

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

History

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

The Company does not have any reserves against its accounts receivable or inventories at December 31, 2007 and 2006. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

The majority of the Company's revenue results from sales contracts with distributors and revenue is generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Results Of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues	100.00%	100.00%
Cost of revenues	(69.91%)	(85.13%)
Gross margin	30.09%	14.87%
Selling and distribution expenses	(1.60%)	(3.99%)
General and administrative expenses	(5.32%)	(9.47%)
Depreciation and amortization	(0.73%)	(1.49%)
Interest income	(0.36%	1.90%
Interest expenses	(0.46%)	(0.31%)
Other income	1.67%	1.82%
Other expenses	(0.74%)	0.00%
Income tax expense	(4.05%)	(0.04%)
Minority interest	0.31%	0.10%
Net Profit	19.53%	(4.28%)

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2007 were $6,571,531, an increase of $3,494,752 or approximately 113.6% from $3,076,779 in 2006. Our increase in sales revenues in 2007 was mainly attributable to the increase in our sales in pharmaceutical raw materials, plant extracts and pharmaceutical intermediates in 2007 against 2006. In particular, the sales volume of our Diosmin and L-Rhamnose products increased rapidly, as a result of the stable quality of our products and our increased market share for such products.

	For the year ended December 31,
Product	2007	2006	Increase/ (Decrease)

Pharmaceutical raw materials	$3,916,364	$2,364,185	$1,552,179
Plant extracts	211,723	164,877	46,846
Pharmaceutical intermediates	2,443,444	547,717	1,895,727

TOTAL	$6,571,531	$3,076,779	$3,494,752

Our increase in sales of pharmaceutical raw materials in 2007 was mainly due to an increase in our sales of Diosmin and Troxerutin, two of our major products in the category of pharmaceutical raw materials. The sales of plant extracts increased in 2007 as compared to 2006 due to an increase in our sales of Hesperidin Extracts. Our increase in sales of pharmaceutical intermediates in 2007 was mainly due to increase of our sales of L-Rhamnose, our major products in the category of pharmaceutical intermediates.

Cost of revenues for the year ended December 31, 2007 were $4,594,218, an increase of $1,974,957 or 75.4% from $2,619,261 as compared to 2006. Compared to 2006, the increase in cost of sales of our products was because of the change in costs in the following product categories:

	For the year ended December 31,
Product	2007	2006	Increase/ (Decrease)

Pharmaceutical raw materials	$2,936,220	$1,969,711	$966,509
Plant extracts	153,097	137,270	15,827
Pharmaceutical intermediates	1,504,901	512,280	992,621

TOTAL	$4,594,218	$2,619,261	$1,974,957

Our overall profit margin increased from 15% in 2006 to 30% in 2007. Our profit margin for pharmaceutical raw materials increased from 17% in 2006 to 25% in 2007. The profit margin for Plant extracts increased from 17% in 2006 to 28% in 2007. The profit margin for pharmaceutical intermediates increased from 6% in 2006 to 38% in 2007. The increase in our profit margin for pharmaceutical raw materials was mainly due to increased sales of Diosmin, whose gross profit margin has increased from 29% in 2006 to 31% in 2007. The increase in our profit margin for pharmaceutical intermediates was mainly due to a decrease in the unit cost of L-Rhamnose, as we are able to utilize a by-product from our Rutin production as raw material source for our L-Rhamnose production. As a result the gross profit of our L-Rhamnose increased from 41% in 2006 to 45% in 2007.

Gross margin for the year ended December 31, 2007 was $1,977,313, an increase of $1,519,795 or 332% from $457,518 from the same period in 2006. This was due to an increase in gross margin for pharmaceutical raw materials by $585,670, of which $333,704 or 189% was attributable to the increase in gross margin for Diosmin and $251,966 or 115% for other raw materials.

The gross profit of pharmaceutical intermediates increased by $903,106 or 2,548% for the year ended December 31, 2007 compared to the same period in 2006. This large increase is mainly attributable to an increase in gross profit for L-Rhamnose by $576,927 or 2,558%, other pharmaceutical intermediates by $326,179 or 2,531%, and other plant extracts by $31,019 or 112%. L-Rhamnose and Diosmin were launched into the market in November 2006 and did not account for a significant portion of the total sales volume of our pharmaceutical intermediates. During 2007 the sales volume for L-Rhamnose and Dioismin increased dramatically and contributed to the significant increase in our gross profit of pharmaceutical intermediates.

General and Administrative Expenses

General and Administrative expenses totaled to $349,591 for the year ended December 31, 2007, an increase of $58,228 or 20% from $291,363 for the same period in 2006. The increase in general and administrative expenses was mainly due to changes in the following expenses:

1. Increase in exchanges losses by daily operations of $73,159 or 841%	:	There was an increase of the Renminbi.

2. Business trip expenses of $17,553 or 464%		Expenses for our CEO’s business trip to the United States

3. Increase in Drug Master File (“DMF”) certification expenses of $13,785 or 1,723%	:	There was an increase in our expenses due to DMF certification applications.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $105,347 for the year ended December 31, 2007, a decrease of $17,498 or 14.2% from $122,845 for the same period in 2006. The decrease in our selling and distribution expenses in 2007 compared to 2006 were mainly due to the following:

Decrease in meetings expenses of $30,233 or 89%	:	In 2007, our overseas expo fees decreased.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $2,219,694 at December 31, 2007.

During the year ended December 31, 2007, our cash used in operating activities amounted to $43,102, mainly due to the net profit in the current year of $1,283,683. Also, in the current year, our accounts receivable increased by $420,855 as a result of an increase in our sales. Our inventories increased by $2,074,780 or 356% from $582,525 for the fiscal year ended 2006 to $2,657,305 for the same period in 2007 as part of our strategy to enhance our production operation. Stocking more inventory allows us to reduce seasonal fluctuation in raw material availability and cost, and ensures that we have sufficient supply of raw materials to meet the increased demand for our products in 2007.

During the year ended December 31, 2007, net cash provided by investing activities amounted to $128,634.  Loans payments received during the year amounted to $459,486.  The Company incurred $330,852 to purchase equipment during 2007.  Cash flow from financing activities amounted to $1,692,007 from the sale of convertible notes and notes payable.

The Company is currently funding its operations from and in addition to sales revenues.

Working Capital

Our working capital amounted to $6,136,641 at December 31, 2007.

New Accounting Pronouncements

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, FASB issued Statement 141 (Revised 2007), “Business Combinations”. This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statement - an amendment of ARB No. 51”, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

We believe that the implementation of this new pronouncement will not have any affect on our 2007 consolidated financial statements.

Inflation

Inflation did not have a material impact on our business in 2007.

Currency Exchange Fluctuations

All of Company's revenues and majority of the expenses in 2007 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. As a result of the appreciation of RMB during 2007 we recognized a foreign currency translation gain of $461,686. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. The appreciation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached to this Annual Report on Form 10-KSB as Appendix A. The report of Company’s Independent Auditor appears at Page F-1 hereof, the Financial Statements of the Company appear at Pages F-2 through F-17 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

The management of HFGB is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, HFGB's internal controls over financial reporting.

Under the supervision and with the participation of the Chief Executive Officer and acting Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Management And Board Of Directors

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

Biographies Of Officers And Directors

Jingan Wang

Mr. Jingan Wang, age 48, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. In 2004, he was awarded "the Entrepreneur of the Year" by the Xian Hi Tech Development Zone. Mr. Wang is also a certified public accountant.

Sanding Tao

Mr. Sanding Tao, age 40, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology, Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology, Inc. Mr. Tao is a graduate of Chinese Southern Financial College.

Xinwen Hou

Mr. Xinwen Hou, age 40, Director and Secretary of the Company, currently also serves as Assistant to the President and as Company Secretary for Huifeng Biochemistry Joint Stock Company ("Huifeng") in Xian, China. Mr. Hou held various leadership positions in different public companies in China before he joined Huifeng in January 2004. From 1997 - 2003, Mr. Hou served as Company Secretary for De Li Bang Pharmaceutical Inc., which is listed on China's A share stock exchange. He is also a reputable economist. He graduated from Xian Transportation University with a major in Business Administration.

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

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Directors Compensation

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2007. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 10. EXECUTIVE COMPENSATION

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2007. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 19, 2008 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 18,466,169 shares of Common Stock outstanding as of March 19, 2008. Unless otherwise identified, the address of the directors, officers and 5% beneficial owners of the Company listed above is 16B/F Ruixin Road Bldg. No. 25 Gaoxin Road, Xi’an 710075 Shaanxi Province, China.

Name	Position Held	Shares Owned	% Owned

Jingan Wang	Chief Executive Officer	7,305,074	39.56%
Sanding Tao	Chief Financial Officer	325,442	1.76%
Xinwen Hou	Director and Secretary	325,442	1.76%
All directors and executive officers as a group		7,955,958	43.08%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons during 2007.

All directors of the Company are executive officers of the Company. None of the directors is independent.

ITEM 13. EXHIBITS

EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the exhibits to the Annual Report on Form 10-K filed on June 20, 2005.)

3.3	Bylaws of the Company (1)

4.1	Secured Convertible Promissory Note due and payable in full on December 30, 2009 (2)

4.2	Form of Warrant (2)

10.1
Purchase Agreement made as of October 27, 2006 among Xi’an Huifeng Biochemistry Group Co., Ltd. and Shaanxi Pharmaceutical Chemical Facility Co., Ltd. (Incorporated by reference to the exhibits to the Form 8-K filed on October 31, 2006.)

10.2
Securities Purchase Agreement dated December 31, 2007 by and among Professional Offshore Opportunity Fund, Peter Treadway, Janet Wang, Manilal Patel Ltd., Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (2)

10.3
Registration Rights Agreement dated December 31, 2007 by and among Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (2)

10.4
Pledge Agreement dated December 31, 2007 by and among Jing’an Wang, Junchao Wang and Zhihua Zhang (collectively, the “Pledgors”), Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (collectively, the “Pledgee”) (2)

10.5
Pledge Agreement dated as of December 31st, 2007 by and among Jing'an Wang, Xinwen Hou, Junqi Zhang, Binjun Wang, Xugang Wang, and Zhilan Wang (collectively, the “Pledgor”), Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P. and Strategic Alliance Fund II, L.P. (collectively, The “Pledgee”) and Northwest Biotechnic Inc., a British Virgin Islands corporation (2)

21.1	List of Subsidiaries (Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on January 30, 2008)

31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer

31.2	Sarbanes Oxley Section 302 Certification of Chief Financial Officer

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer

32.2	Sarbanes Oxley Section 906 Certification of Chief Financial Officer

99.1	Code of Ethics(3)

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on July 28, 2000.

(2)	Incorporated by reference to the exhibits to the Form 8-K filed on January 3, 2008.

(3)	Incorporated by reference from the Annual Report on Form 10-K filed on June 20, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2007: $74,000 - Jimmy C.H. Cheung & Co.

2006: $68,550 - Jimmy C.H. Cheung & Co.

Audit-Related Fees

For fiscal 2007 and 2006, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2007 and 2006, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2007 and 2006: $0  - Jimmy C. H. Cheung & Co.

Audit Committee

The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2007 are pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008

Huifeng Bio-Pharmaceutical Technology, Inc.

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer

By:	/ s/ Sanding Tao
Sanding Tao Chief Financing Officer Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jingan Wang	Chairman and Chief Executive Office	March 28, 2008
(Principal Executive Officer)

/s/ Sanding Tao	Chief Financing Officer	March 28, 2008
(Principal Financial Officer)

/s/ Xinwen Hou	Director and Secretary	March 28, 2008

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-pharmaceutical Technology Inc.

We have audited the accompanying consolidated balance sheets of Huifeng Bio-pharmaceutical Technology Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-pharmaceutical Technology Inc. and subsidiaries, as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: February 1, 2008

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,219,694	$463,468
Accounts receivable, net of allowances	1,660,829	1,109,095
Inventories, net	2,657,305	582,525
Notes receivable	-	448,218
Due from stockholders	-	24,162
Other assets	1,011,985	981,657
Total Current Assets	7,549,813	3,609,125

PROPERTY AND EQUIPMENT, NET	3,509,344	3,338,082
LAND USE RIGHTS, NET	142,334	136,233

TOTAL ASSETS	$11,201,491	$7,083,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$93,126	$52,358
Other payables and accrued expenses	245,568	139,092
Income tax and other tax payables	498,655	211,266
Notes payable	295,320	307,349
Due to stockholders	280,503	-
Total Current Liabilities	1,413,172	710,065

LONG-TERM LIABILITIES
Convertible notes payable
(net of unamortized discount of $646,186 and due on December 31, 2009)	1,353,814	-

TOTAL LIABILITIES	2,766,986	710,065

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	461,826	452,751

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of December 31, 2007 and 2006)	332,388	332,388
Additional paid-in capital	8,326,752	8,020,066
Retained earnings (deficit)
Unappropriated	(1,671,410)	(2,818,054)
Appropriated	219,964	82,925
Accumulated other comprehensive income	764,985	303,299
Total Stockholders' Equity	7,972,679	5,920,624

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,201,491	$7,083,440

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET SALES	$6,571,531	$3,076,779

COST OF SALES	(4,594,218)	(2,619,261)

GROSS PROFIT	1,977,313	457,518

OPERATING EXPENSES
Selling expenses and distribution expenses	105,347	122,845
General and administrative expenses	349,591	291,363
Depreciation and amortization	47,951	45,958
Total Operating Expenses	502,889	460,166

INCOME (LOSS) FROM OPERATIONS	1,474,424	(2,648)

OTHER INCOME (EXPENSES)
Interest income	23,520	58,522
Interest expenses	(30,463)	(9,528)
Other income	109,797	55,956
Other expenses	(48,307)	-
Total Other Income	54,547	104,950

INCOME FROM OPERATIONS BEFORE TAXES
AND MINORITY INTEREST	1,528,971	102,302

INCOME TAX EXPENSE	(265,972)	(1,313)

MINORITY INTEREST	20,684	30,747

NET INCOME	1,283,683	131,736

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	461,686	227,732

COMPREHENSIVE INCOME	$1,745,369	$359,468

Net income per share-basic	$0.07	$0.01

Net income per share-diluted	$0.07	$0.01

Weighted average number of shares outstanding during the year-basic	18,466,169	16,827,812

Weighted average number of shares outstanding during the year-diluted	18,471,648	16,827,812

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional paid-in	Unappropriated retained	Appropriated retained	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	earnings	income	Total
Balance at January 1, 2006		$-	16,466,169	$296,388	$7,256,066	$(2,890,139)	$23,274	$75,567	$4,761,156

Share issued for acquisition of fixed assets		-	2,000,000	36,000	764,000	-	-	-	800,000

Net loss for the year		-	-	-	-	131,736	-	-	131,736

Income from comprehensive		-	-	-	-	-	-	227,732	227,732

Comprehensive income									359,468

Transfer to statutory and staff welfare reserves		-	-	-	-	(59,651)	59,651	-	-

Balance at December 31, 2006	-	-	18,466,169	332,388	8,020,066	(2,818,054)	82,925	303,299	5,920,624

Fair value of warrants issued with notes payable		-	-	-	306,686	-	-	-	306,686

Net income for the year		-	-	-	-	1,283,683	-	-	1,283,683

Income from comprehensive		-	-	-	-	-	-	461,686	461,686

Comprehensive income									1,745,369

Transfer to statutory and staff welfare reserves		-	-	-	-	(137,039)	137,039	-	-

Balance at December 31, 2007	-	$-	18,466,169	$332,388	$8,326,752	$(1,671,410)	$219,964	$764,985	$7,972,679

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,283,683	$131,736
Adjusted to reconcile net income to cash (used in)
provided by operating activities:
Allowance for doubtful accounts - accounts receivable	(36,909)	23,214
Depreciation and amortization - cost of sales	338,190	251,101
Depreciation and amortization	47,951	45,958
Minority interest	(20,684)	(30,747)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(420,855)	2,697
Inventories, net	(1,954,397)	343,256
Due from stockholders	24,769	75,909
Other assets	34,620	(689,846)
Increase (decrease) in:
Accounts payable	35,746	(111,514)
Other payables and accrued expenses	93,208	(17,673)
Income tax and other taxes payable	262,235	118,605
Due to stockholders	269,341	(1,239)
Net cash (used in) provided by operating activities	(43,102)	141,457

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	459,486	-
Purchase of property and equipment	(330,852)	(159,242)
Net cash provided by (used in) investing activities	128,634	(159,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of convertible notes, net	1,660,500	-
Proceeds from notes payable	31,507	307,349
Net cash provided by financing activities	1,692,007	307,349

EFFECT OF EXCHANGE RATES ON CASH	(21,313)	84,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,756,226	374,360

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	463,468	89,108

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,219,694	$463,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$11,159	$558

Interest expenses	$30,463	$9,505

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On November 8, 2006, the Company issued 2,000,000 shares of restricted common stock having a fair value of $800,000 to a third party for the acquisition of plant and machinery.

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Huifeng Bio-pharmaceutical Technology Inc. (“Huifeng Bio-pharmaceutical”) is a US listed company that was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to Secured Data, Inc. On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to Huifeng Bio-pharmaceutical Technology Inc.

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

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jinsen Pharmaceutical Company Limited, later renamed to Xian Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company’s interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry’s increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was accomplished by increasing Huifeng Biochemistry’s interest in Huifeng Pharmaceutical from 26% to 80.2%. On April 3, 2007, Huifeng Pharmaceutical was renamed to Shaanxi Huifeng Pharmaceutical Company Limited.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(A)	Organization (continued)

Accordingly, the financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

(B)	Use of estimates

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

The accompanying 2007 and 2006 consolidated financial statements include the financial statements of Huifeng Bio-pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

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

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them. For the years ended December 31, 2007 and 2006, the Company recorded recovery of and allowance for doubtful accounts of ($36,909) and $23,214 respectively.

(F)	Inventories

Inventories are stated at the lower of cost or market value, cost being determined on a weighted average method. The Company provides for inventory allowances based on excess and obsolete inventories determined principally by customer demand.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

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

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). These non-hedging contracts accounted for in accordance with EITF00-19 include freestanding warrants to purchase the Company’s common stock that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under certain circumstances that could require the Company to settle these equity items in cash or stock, and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(I)	Fair value of financial instruments (continued)

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” On December 31, 2007, the Company issued 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance. As fixed prices are set for the conversion prices of such Notes and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of the Notes and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

(J)	Discount on notes payable

A discount with respect to the Notes issued during the year ended December 31, 2007 was recorded by the Company. The amount of the discount was calculated to be the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 11.

(K)	Revenue recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(L)	Income taxes

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

(M)	Foreign currency translation

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

The translation gain recorded for the years ended December 31, 2007 and 2006 was $461,686 and $227,732 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(N)	Comprehensive income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income in the statements of operations and stockholders’ equity. The foreign currency translation gain for the years ended December 31, 2007 and 2006 was $461,686 and $227,732 respectively.

(O)	Income per share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share were outstanding as of December 31, 2007, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants was anti-dilutive.

(P)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(Q)	Reclassification

Certain amounts included in prior years’ consolidated balance sheet and cash flows have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on reported total assets, liabilities, shareholders’ equity, or net income.

(R)	Recent Accounting Pronouncements

In September 2006, FASB issued Statement 157, “Fair Value measurements”. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In December 2007, FASB issued Statement 141 (Revised 2007), “Business Combinations”. This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(R)	Recent Accounting Pronouncements (continued)

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statement - an amendment of ARB No. 51”, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

2.	ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Accounts receivable	$1,681,411	$1,164,377
Less: allowance for doubtful accounts	(20,582)	(55,282)
Accounts receivable, net	$1,660,829	$1,109,095

For the years ended December 31, 2007 and 2006, the Company recorded recovery of and allowance for doubtful accounts of ($36,909) and $23,214 respectively.

3.	NOTES RECEIVABLE

Notes receivable at December 31, 2007 and 2006 consisted of the followings:

	2007	2006
Note receivable from a third party, interest rate of 12% per annum, non-secured, due September 2007	$-	$192,093

Note receivable from a third party, interest rate of 10%per annum, non-secured, due November 2006	-	256,125
	$-	$448,218

Interest income in respect to loans receivable for the years ended December 31, 2007 and 2006 were $22,712 and $35,114 respectively.

4.	INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Raw materials	$1,050,799	$269,887
Work-in-progress	922,354	176,934
Finished goods	684,152	135,704
	2,657,305	582,525
Less: provision of obsolescence	-	-
	$2,657,305	$582,525

For the year ended December 31, 2007 and 2006, the Company did not have any obsolete inventories.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

5.	OTHER ASSETS

Other assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Short-term note receivable	$-	$6,403
Interest on notes receivable	-	89,644
Advances to staff	17,667	46,998
Other receivables and prepayments	14,428	272,959
Trade deposits paid	979,890	565,653
	$1,011,985	$981,657

6.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2007 and 2006:

	2007	2006
Factory buildings	$612,159	$573,385
Plant and machinery	3,942,330	3,325,909
Motor vehicles	102,784	96,273
Furniture and office equipment	37,536	33,484
Construction in progress - factory building	42,851	85,790
	4,737,660	4,114,841
Less: accumulated depreciation	(1,228,316)	(776,759)
Property and equipment, net	$3,509,344	$3,338,082

Depreciation expenses for the years ended December 31, 2007 and 2006 were $383,153 and $294,205 respectively.

7.	LAND USE RIGHTS

Land use rights at December 31, 2007 and 2006 consisted of the following:
	2007	2006
Land use rights	$151,667	$142,789
Less: accumulated amortization	9,333	6,556
Land use rights, net	$142,334	$136,233

Amortization expenses for the years ended December 31, 2007 and 2006 were $2,988 and $2,854 respectively.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006
Other payables	$75,590	$20,059
Accrued expenses	113,660	97,227
Deposits received from customers	56,318	21,806
	$245,568	$139,092

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

9.	INCOME TAX

a.	Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2007 and 2006.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. The provision for income tax expenses for 2007 and 2006 was $237,506 and $0 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for 2007 and 2006 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for 2007 and 2006 were 33% and 27% respectively due to the taxable income was less than $12,541 for 2006. The provision for income tax expenses for 2007 and 2006 was $28,466 and $1,313 respectively.

The income tax expenses for 2007 and 2006 are summarized as follows:

	2007	2006
PRC Income Tax
Current	$265,972	$1,313
	$265,972	$1,313

b.
The Company’s deferred tax assets at December 31, 2007 and 2006 consist of net operating loss carry forwards calculated using statutory effective tax rates. Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not. Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of in December 31, 2007 and 2006, the Company had net operating loss carry forwards of approximately $985,832 and $861,494 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire 2025. The net changes in the valuation allowance for 2007 and 2006 were $335,183 and $292,908 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Huifeng Bio-Pharmaceutical
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34%)	(34%)
Foreign income taxes	17.4%	1.3%

Effective income tax rate	17.4%	1.3%

Total deferred tax asset	0%	0%

10.	NOTES PAYABLE

Notes payable as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Notes payable to a financial institution, interest rate of 9.6768% per annum, secured by a director property and the company's fixed assets, guaranteed by a third party, due August 2007, was extended to June 2008	$295,320	$307,349

Current maturities	$295,320	$307,349

Interest expenses for the year ended December 31, 2007 and 2006 was $27,945 and $0 respectively.

11.	CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. During 2007, no deferred financing cost was recognized as the Notes were issued at the year end date. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

The holders of the Notes may convert the unpaid principal amount of the Notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may prepay all or any part of the outstanding principal amount of the Notes, together with interest, if any, plus a premium, if payable prepayment occurs prior to December 31, 2008, the amount paid shall be 125% of the principal deemed prepaid, and in the event such prepayment occurs after December 31, 2008, the amount paid shall be 140% of the principal deemed prepaid. After the occurrence of an Event of Default, 150% of the principal amount then outstanding plus all interest occurred to the date of the prepayment is payable within three days.

In accordance with EITF 98-5, no beneficial conversion feature has been recorded on the issuance of the Notes as the conversion price of the Notes of $1 is higher than the fair market value per share of $0.75 at December 31, 2007.

The Company issued warrants to the note holders in the note financing, for the purchase of up to a total 500,000 shares of common stock at an exercise price of $1.50. The warrants are exercisable for a period that extends three years beginning from the date that a registration statement covering the underlying warrant shares is declared effective.

In the event that a registration statement covering the Common Stock issuable upon exercise of the warrant is not effective on or before December 31, 2008, the warrant holders may exercise its right during the exercise period to receive warrant shares on a net basis such that, with any payment of funds by the warrant holders, the warrant holders receive that number of warrant shares otherwise issuable upon exercise of its warrants less the number of warrant shares having an aggregate market price at the time of exercise equal to the aggregate exercise price per share that would otherwise have been payable by the holder of all such warrant shares.

The Notes are secured by 300,000 shares of Northwest’s share capital pursuant to a pledge agreement, the Company’s performance of the Notes and other obligations in connection with the financing is also secured by a pledge of 5,272,860 shares of common stock personally held by the current Chief Executive Officer and two other stockholders pursuant to another pledge agreement. Upon any event of default (as defined in the Notes and pledge agreements), the investors will be entitled to exercise their respective rights under the pledge agreements.

As of December 31, 2007, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

11.	CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Bionomial model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the year ended December 31, 2007, no interest expense in the statement of operations as it was issued at the year end date.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the year ended December 31, 2007, no interest expense was recorded as the Notes were issued at the year end date.

12.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2007	2006

Net income for basic and diluted income per share	$1,283,683	$131,736

Basic weighted-average common stock outstanding	18,466,169	16,827,812
Effect of dilutive securities Convertible notes	5,479	-

Diluted weighted-average common stock outstanding	18,471,648	16,827,812

Net income per share - basic	$0.07	$0.01

Net income per share - diluted	$0.07	$0.01

13.	COMMITMENTS AND CONTINGENCIES

(A)	Capital commitments

As of December 31, 2007 and 2006, the Company had capital commitments of $512,954 and $57,628 respectively with suppliers for the purchase of production equipment and factory construction.

(B)	Operating lease commitments

The Company occupies office and storage spaces from a third party under operating leases which expires on March 31, 2008 and November 10, 2007 at a quarterly rental of $2,803 and $393 respectively. Accordingly, for 2007 and 2006, the Company recognized rental expense for these spaces in the amount of $12,277 and $12,355, respectively.

As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases of $2,803, which are due on March 31, 2008.

14.	SHAREHOLDERS’ EQUITY

(A)	Stock issuances

On April 27, 2006, the Company issued 800,000 shares of common stock having a fair value of $560,000 to four staff as stock bonuses.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

14.	SHAREHOLDERS’ EQUITY (CONTINUED)

(A)	Stock issuances (continued)

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

(B)	Appropriated retained earnings

The Company’s wholly owned subsidiary, Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical are required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2007 and 2006, the Company’s wholly owned subsidiary Huifeng Biochemistry appropriated $137,039 and $59,651, respectively to the reserves funds based on its net income under PRC GAAP.

15.	RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the stockholders owed the Company $0 and $24,162 respectively for advances made on an unsecured basis and repayable on demand. Interest is charged at 6% per annum on the amount due. Total interest income amounted to $0 and $10,486 for the years ended December 31, 2007 and 2006, respectively.

During 2007 the Company received $280,503 on behalf of two shareholders for shares which they have transferred to a new investor.

As of December 31, 2006, a stockholder and director guaranteed debts owed by a third party to the Company totaling $240,117. The amount owed was fully repaid in 2007.

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

16.	CONCENTRATIONS AND RISKS

During 2007, 86% and 14% of the Company’s assets were located in China and Hong Kong respectively, and during 2006, 100% of the Company’s assets were located in China.

During 2007 and 2006, 57% and 61% of the Company’s revenues were derived from companies located in China respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

16.	CONCENTRATIONS AND RISKS (CONTINUED)

The Company relied on one customer for approximately $894,947 representing in aggregate 14% of sales for the year ended December 31, 2007, and relied on one customer for approximately $521,562 representing in aggregate 17% of sales for the year ended December 31, 2006. At December 31, 2007 and 2006, accounts receivable from those customers totaled $99,370 and $126,653 respectively.

The Company relied on two suppliers for approximately $759,628 and $633,974 representing in aggregate 23% of purchases for the year ended December 31, 2007, and relied on three suppliers for approximately $350,519, $254,318 and $233,638 representing in aggregate 42% of purchases for the year ended December 31, 2006. At December 31, 2007 and 2006, accounts payable to those suppliers totaled $36,423 and $4,367 respectively.