Form 10QSB
period 2008-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2008-05-20
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2008

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

16B/F Ruixin Bldg. No. 25 Gaoxin Road
Xi’an 710075 Shaanxi Province, China
(Address of Principal Executive Offices Including Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the registrant's common equity as of March 31, 2008, was 18,466,169 shares of common stock, par value $0.018.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
AND SUBSIDIARIES
INDEX TO THE FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,913,289	$2,219,694
Short-term investment	28,481	-
Accounts receivable, net of allowances	2,129,579	1,660,829
Inventories	2,977,797	2,657,305
Due from stockholders	102,535	-
Other assets	632,873	1,011,985
Total Current Assets	7,784,554	7,549,813

PROPERTY AND EQUIPMENT, NET	4,335,658	3,509,344

LAND USE RIGHTS, NET	147,440	142,334

TOTAL ASSETS	$12,267,652	$11,201,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$60,184	$93,126
Other payables and accrued expenses	345,139	245,568

Income tax and other tax payables	684,027	498,655
Notes payable	592,407	295,320
Due to stockholders	-	280,503
Total Current Liabilities	1,681,757	1,413,172

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $565,413 and due on December 31, 2009)	1,434,587	1,353,814

TOTAL LIABILITIES	3,116,344	2,766,986

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	490,080	461,826

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of March 31, 2008 and December 31, 2007)	332,388	332,388

Additional paid-in capital	8,326,752	8,326,752
Retained earnings (deficit)
Unappropriated	(1,333,155)	(1,671,410)
Appropriated	219,964	219,964
Accumulated other comprehensive income	1,115,279	764,985
Total Stockholders' Equity	8,661,228	7,972,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,267,652	$11,201,491

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ANDCOMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

NET SALES	$2,586,448	$1,397,669

COST OF SALES	(1,608,945)	(989,818)

GROSS PROFIT	977,503	407,851

OPERATING EXPENSES
Selling expenses and distribution expenses	24,893	19,044
General and administrative expenses	397,777	40,997
Depreciation and amortization	12,702	11,835
Total Operating Expenses	435,372	71,876

INCOME FROM OPERATIONS	542,131	335,975

OTHER INCOME (EXPENSES)
Interest income	855	5,881
Interest expenses	(136,346)	(9,388)
Other income	75,495	21,287
Total Other Income (Expenses)	(59,996)	17,780
INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST	482,135	353,755

INCOME TAX EXPENSE	(135,017)	(56,608)

MINORITY INTEREST	(8,863)	13,981

NET INCOME	338,255	311,128

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	350,294	26,375

COMPREHENSIVE INCOME	$688,549	$337,503

Net income per share - basic	$0.02	$0.02
Net income per share - diluted	$0.02	$0.02
Weighted average number of shares outstanding during the year - basic	18,466,169	18,466,169
Weighted average number of shares outstanding during the year - diluted	20,466,169	18,466,169

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$338,255	$311,128
Adjusted to reconcile net income to cash provided by
(used in) operating activities:
Allowance for doubtful accounts - accounts receivable	(11,137)	(24,569)
Depreciation and amortization - cost of sales	102,194	62,869
Depreciation and amortization	12,702	11,835
Amortization of discount on convertible notes	38,335	-
Amortization of deferred financing costs	42,438	-
Minority interest	8,863	(13,981)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(380,026)	68,847
Inventories	(205,540)	(734,630)
Due from stockholders	-	24,278
Other assets	412,170	219,889
Increase (decrease) in:
Accounts payable	(36,026)	(6,807)
Other payables and accrued expenses	87,453	47,949
Income tax and other taxes payable	161,122	(34,083)
Due to stockholders	(285,914)
Net cash provided by (used in) operating activities	284,889	(67,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	257,355
Purchase of short-term investment	(27,872)	-
Purchase of property and equipment	(780,249)	(5,489)
Due from stockholders	(100,342)	-
Net cash (used in) provided by investing activities	(908,463)	251,866

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	278,719	-
Net cash provided by financing activities	278,719	-

EFFECT OF EXCHANGE RATES ON CASH	38,450	2,128

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(306,405)	186,719

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,219,694	463,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,913,289	$650,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$2,225	$842

Interest expenses	$38,906	$7,006

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)

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

On August 23, 2001, Huifeng Biochemistry established a 70% owned subsidiary, Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in the PRC with a registered capital of $265,778. The subsidiary has no operations since its incorporation.

On June 16, 2004 Huifeng Biochemistry acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xi’an Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Biochemistry's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Biochemistry was accomplished by increasing Huifeng Biochemistry's interest in Huifeng Pharmaceutical from 26% to 80.2%. On April 3, 2007, Huifeng Pharmaceutical was renamed to Shaanxi Huifeng Pharmaceutical Company Limited.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2008 and December 31, 2007, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and consolidated cash flows for the three months ended March 31, 2008 and 2007. The consolidated results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and 2007 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interests represent the minority stockholders' proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 5 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the three months ended March 31, 2008 and 2007.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three months ended March 31, 2008 and 2007 were $111,021 and $56,608 respectively.

 Huifeng Engineering, 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three months ended March 31, 2008 and 2007 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for the three months ended March 31, 2008 and 2007 were 25% and 33% respectively. The provision for income tax expenses for the three months ended March 31, 2008 and 2007 was $23,996 and $0 respectively.

NOTE 6 EARNINGS PER SHARE

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

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share were outstanding as of March 31, 2008, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants was anti-dilutive.

NOTE 7 BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

NOTE 9 SHORT-TERM INVESTMENT

Short-term investment as of March 31, 2008 (unaudited) and December 31, 2007 (audited) consisted of the following:

	March 31, 2008	December 31, 2007

Bond fund	$28,481	$-

No unrealized gain or loss for the three months ended March 31, 2008 and 2007 as the fund was formed on March 31, 2008.

NOTE 10 NOTES PAYABLE

Notes payable as of March 31, 2008 (unaudited) and December 31, 2007 (audited) consisted of the following:

	March 31, 2008	December 31, 2007
Notes payable to a financial institution, interest rate of
9.6768% per annum, secured by a director property and
the company's fixed assets, guaranteed by a third party,
due August 2007, was extended to June 2008	$307,596	$295,320

Note payable to a bank, interest rate of 9.711% per annum ,
secured by the company's property and land, due December 2008	284,811	-

Current maturities	$592,407	$295,320

NOTE 11 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the three months ended March 31, 2008 and 2007, the Company amortized $42,438 and $0 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Bionomial model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three months ended March 31, 2008 and 2007, the Company recorded amortization of $38,335 and $0 respectively as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three months ended March 31, 2008 and 2007, $50,556 and $0 respectively was recorded as interest expenses.

NOTE 12 COMMITMENTS AND CONTINGENCIES

(A) Capital commitments

As of March 31, 2008 (unaudited) and December 31, 2007 (audited), the Company had capital commitments of $35,317 and $512,954 respectively with suppliers for the purchase of production equipment and factory construction.

(B) Operating lease commitments

The Company occupies office from a third party under operating leases which expires on September 30, 2008 at a quarterly rental of $2,857. Accordingly, for the three months ended March 31, 2008 and 2007, the Company recognized rental expenses for this space in the amount of $2,857 and $2,637 respectively.

As of March 31, 2008, the Company has outstanding commitments with respect to the non-cancelable operating leases of $5,714 which are due by September 2008.

 NOTE 13 RELATED PARTY TRANSACTIONS

As of March 31, 2008, three stockholders owed the Company $102,535 for advances made on an unsecured basis and repayable on demand. Interest is charged at 5% per annum on the amount due. Total interest income amounted to $694 for the three months ended March 31, 2008.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)

NOTE 14 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2008 and 2007, 100% of the Company’s assets were located in China and Hong Kong.

During the three months ended March 31, 2008 and 2007, 48% and 49% of the Company's revenues were derived from companies located in China respectively.

The Company sold goods to one customer for $222,595, representing 16% of sales during the three months ended March 31, 2007. Accounts receivable from that customer was $76,809 as of March 31, 2007.

The Company relied on two suppliers for approximately $238,075 and $255,158, representing in aggregate 26% of purchases for the three months ended March 31, 2008, and the Company relied on three suppliers for approximately $372,660, $362,398 and $201,130, representing in aggregate 63% of purchases for the three months ended March 31, 2007. No accounts payable to those suppliers as of March 31, 2008 and 2007.

NOTE 15 SUBSEQUENT EVENTS

On May 16, 2008, the amount due from stockholders to $102,535 was repaid.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2008 were $2,586,448, an increase of $1,188,779 from $1,397,669 for same quarter in 2007. Our increases in sales revenues in 2008 were mainly attributable to the change of our domestic sales and export sales in the first quarter of 2008 compared with the same quarter in 2007:

	For the quarter ended March 31,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$1,208,128	$640,051	$568,077
Pharmaceutical raw material	910,795	711,211	199,584
Plant Extractive and others	467,525	46,407	421,118
TOTAL	$2,586,448	$1,397,669	$1,188,779

Cost of revenues for the quarter ended March 31, 2008 were $1,608,945, an increase of $619,127 from $989,818 for the quarter ended March 31, 2007. Compared to the quarter ended March 31, 2007, the increase in cost of sales of our products was because of the change in the cost of sales:

	For the quarter ended March 31,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$884,134	$380,340	$503,794
Pharmaceutical raw material	578,077	516,540	61,537
Plant Extractive and others	146,734	92,938	53,796
TOTAL	$1,608,945	$989,818	$619,127

The gross profit margin ended March 31, 2008 increased to 36% from 29% in the same period of 2007. The major reasons are the lower unit cost and the higher added value of L-Rhamnose and Diosmin and Resveratrol.

Gross margin for the quarter ended March 31, 2008 was $977,503, an increase of $569,652 from $407,851 for the period ended March 31, 2007.

General and Administrative Expenses

General and Administrative expenses totaled $397,777 for the three months ended March 31, 2008, an increase of $356,780 from $40,997 for the three months ended March 31, 2007. The increase in general and administrative expenses was mainly due to increase in financing service expenses, which include investment bank service charge and IR fees.

Selling and Distribution Expenses

Selling and distribution expenses totaled $24,893 for the three months ended March 31, 2008, an increase of $5,849 from $19,044 for the three months ended March 31, 2007. The Company has increased its expenses of conference meetings and goods delivery expenses in the current quarter as compared to the same quarter last year.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $1,913,289 at March 31, 2008.

In the three months ended March 31, 2008, our cash provided by operating activities totaled $284,889, mainly due to our increase of inventories totaled $205,540. In the three months ended March 31, 2008, cash flow used in investing activities totaled $908,463 for purchase of property and equipment of $780,249.

The Company is currently funding its operations from our income from operations.

Working Capital

Our working capital amounted to $6,102,797 at March 31, 2008.

INFLATION

Inflation has not had a material impact on our business.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the three months ended March 31, 2008 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 7.0222 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $ 350,294 during the first quarter of 2008. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

If we cannot obtain additional funding, we may be required to:

●	reduce our investments in research and development;

●	limit our marketing efforts; and

●	decrease or eliminate capital expenditures.

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

If we cannot obtain additional funding, we may be required to:

●	reduce our investments in research and development;

●	limit our marketing efforts; and

●	decrease or eliminate capital expenditures.

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

There is uncertainty as to whether courts of the Republic of China would enforce:

●	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

●
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

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "HFGB.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the "SEC"). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management's assessment of the same. Even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. We cannot guarantee the outcome of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negative influence to our stock market price.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May, 2008.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ jing’an Wang
Jing’an Wang Chief Executive Officer