Form 10-Q
period 2008-06-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2008-08-14
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission file number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0650264
(State or Other Jurisdiction of	(I.R.S. Employer of
Incorporation or Organization)	Identification No.)

16B/F Ruixin Bldg., No. 25 Gaoxin Road
Xi’an 710075 Shaanxi Province, China
(Address of Principal Executive Offices Including Zip Code)

86-29-8822 4682
(Registrant 's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of June 30, 2008, was 18,466,169 shares of common stock, par value $0.018.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Huifeng Bio-Pharmaceutical Technology, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31,2007

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$945,293	$2,219,694
Short-term investment	29,104	-
Accounts receivable, net of allowances	2,751,453	1,660,829
Inventories	3,931,554	2,657,305
Other assets	531,578	1,011,985
Total Current Assets	8,188,982	7,549,813

PROPERTY AND EQUIPMENT, NET	4,699,769	3,509,344

LAND USE RIGHTS, NET	149,839	142,334

TOTAL ASSETS	$13,038,590	$11,201,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$104,552	$93,126
Other payables and accrued expenses	355,204	245,568
Income tax and other tax payables	722,927	498,655
Notes payable	582,089	295,320
Due to stockholders	-	280,503
Total Current Liabilities	1,764,772	1,413,172

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $484,639 and due on December 31, 2009)	1,515,361	1,353,814

TOTAL LIABILITIES	3,280,133	2,766,986

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	505,595	461,826

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of June 30, 2008 and December 31, 2007)	332,388	332,388
Additional paid-in capital	8,334,030	8,326,752
Retained earnings (deficit)
Unappropriated	(973,337)	(1,671,410)
Appropriated	219,964	219,964
Accumulated other comprehensive income	1,339,817	764,985
Total Stockholders' Equity	9,252,862	7,972,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,038,590	$11,201,491

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET SALES	$2,764,994	$1,610,478	$5,351,442	$3,008,147

COST OF SALES	(1,903,370)	(1,042,071)	(3,512,315)	(2,031,889)

GROSS PROFIT	861,624	568,407	1,839,127	976,258

OPERATING EXPENSES
Selling expenses and distribution expenses	67,005	24,652	91,898	43,696
General and administrative expenses	232,039	93,763	629,816	134,760
Depreciation and amortization	13,188	11,983	25,890	23,818
Total Operating Expenses	312,232	130,398	747,604	202,274

INCOME FROM OPERATIONS	549,392	438,009	1,091,523	773,984

OTHER INCOME (EXPENSE)
Interest income	3,518	7,986	4,373	13,867
Interest expense	(149,629)	(8,371)	(285,975)	(17,759)
Other income	89,070	12,133	164,565	33,420
Total Other Income (Expenses), net	(57,041)	11,748	(117,037)	29,528

INCOME FROM OPERATIONS BEFORE TAXES AND MINORITY INTEREST	492,351	449,757	974,486	803,512

INCOME TAX EXPENSE	(127,751)	(76,549)	(262,768)	(133,157)

MINORITY INTEREST	(4,782)	14,494	(13,645)	28,475

NET INCOME	359,818	387,702	698,073	698,830

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	224,538	127,297	574,832	153,672

COMPREHENSIVE INCOME	$584,356	$514,999	$1,272,905	$852,502

Net income per share - basic	0.02	0.02	0.04	0.04
Net income per share - diluted	0.02	0.02	0.03	0.04
Weighted average number of shares outstanding during the year during the period - basic	$18,466,169	$18,466,169	$18,466,169	$18,466,169
Weighted average number of shares outstanding during the period - diluted	$20,466,169	$18,466,169	$20,466,169	$18,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$698,073	$698,830
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Allowance for doubtful accounts - accounts receivable	21,374	(32,726)
Depreciation and amortization - cost of sales	210,371	148,661
Depreciation and amortization	25,890	23,818
Amortization of discount on convertible notes	76,672	-
Amortization of deferred financing costs	84,875	-
Stock option issued to a legal counsel	7,278	-
Minority interest	13,645	(28,475)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(977,166)	(101,614)
Inventories	(1,071,887)	(1,191,555)
Due from stockholders	-	24,408
Other assets	530,052	583,469
Increase (decrease) in:
Accounts payable	5,278	2,003
Other payables and accrued expenses	91,165	89,903
Income tax and other taxes payable	186,719	36,664
Due to stockholders	(290,080)	-
Net cash (used in) provided by operating activities	(387,741)	253,386

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	258,733
Purchase of short-term investment	(28,278)	-
Purchase of property and equipment	(1,172,615)	(264,978)

Net cash used in investing activities	(1,200,893)	(6,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	260,158	-
Net cash provided by financing activities	260,158	-

EFFECT OF EXCHANGE RATES ON CASH	54,075	15,822

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,274,401)	262,963

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,219,694	463,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$945,293	$726,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$2,258	$914

Interest expenses	$107,762	$15,108

The accompanying notes are an integral part of these consolidated financial statements.

 HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2008 and December 31, 2007, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and consolidated cash flows for the six months ended June 30, 2008 and 2007. The consolidated results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and 2007 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Biochemistry, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical. Minority interests represent the minority stockholders' proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 4 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 5 STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Effective April 2008, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for consultancy services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the vesting period.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). The stock-based compensation expenses are recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement a the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

NOTE 6 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the six months ended June 30, 2008 and 2007.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Biochemistry, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the six months ended June 30, 2008 and 2007 were $219,818 and $131,941 respectively.

 Huifeng Engineering, 70% owned subsidiary of Huifeng Biochemistry, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the six months ended June 30, 2008 and 2007 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for the six months ended June 30, 2008 and 2007 were 25% and 33% respectively. The provision for income tax expenses for the six months ended June 30, 2008 and 2007 was $42,950 and $1,216 respectively.

NOTE 7 INCOME PER SHARE

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

Warrants to purchase 500,000 shares of common stock at $1.50 per share and stock option to purchase 100,000 shares of common stock at $1.50 per share were outstanding as of June 30, 2008, but were excluded from the calculation of diluted income per share because the effect of stock warrants and an option was anti-dilutive.

NOTE 8 BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

NOTE 10 SHORT-TERM INVESTMENT

Short-term investment as of June 30, 2008 (unaudited) and December 31, 2007 (audited) consisted of the following:

	June 30, 2008	December 31, 2007

Bond fund	$29,104	$-

No unrealized gain or loss was recorded on the fund for the six months ended June 30, 2008 and 2007.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

NOTE 11 NOTES PAYABLE

Notes payable as of June 30, 2008 (unaudited) and December 31, 2007 (audited) consisted of the following:

	June 30, 2008	December 31, 2007
Notes payable to a financial institution, interest rate of 12.5% per annum, secured by a director property and the company's fixed assets, guaranteed by a third party, due June 2008, was extended to June 2009	$291,044	$295,320

Note payable to a bank, interest rate of 9.711% per annum , secured by the company's property and land, due December 2008	291,045	-

Current maturities	$582,089	$295,320

NOTE 12 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the six months ended June 30, 2008 and 2007, the Company amortized $84,875 and $0 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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

As of June 30, 2008, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Bionomial model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the six months ended June 30, 2008 and 2007, the Company recorded amortization of $76,671 and $0 respectively as interest expenses in the statement of operations.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the six months ended June 30, 2008 and 2007, $101,667 and $0 respectively was recorded as interest expenses.

NOTE 13 COMMITMENTS AND CONTINGENCIES

(A) Capital commitments

As of June 30, 2008 and December 31, 2007, the Company had capital commitments of $88,219 with suppliers for the purchase of production equipment and $512,954 with suppliers for the purchase of production equipment and factory construction respectively.

(B) Operating lease commitments

The Company occupies office from a third party under operating leases which expires on September 30, 2008 at a quarterly rental of $2,898. Accordingly, for the six months ended June 30, 2008 and 2007, the Company recognized rental expenses for this space in the amount of $5,796 and $6,050 respectively.

As of June 30, 2008, the Company has outstanding commitments with respect to the non-cancelable operating leases of $2,898 which are due by September 2008.

NOTE 14 STOCKHOLDERS’ EQUITY

Stock option

On April 28, 2008, the Company issued an option to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The option shall be exercisable in whole or in part, according to the vest schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of an option recognized during the six months ended June 30, 2008 was $7,278.

NOTE 15 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2008 and 2007, 100% of the Company’s assets were located in China and Hong Kong.

During the six months ended June 30, 2008 and 2007, 49% and 52% of the Company's revenues were derived from companies located in China respectively.

The Company relied on one supplier for approximately $400,156 representing in aggregate 10% of purchases for the six months ended June 30, 2008, and relied on three suppliers for approximately $531,922, $463,807 and $320,809, representing in aggregate 88% of purchases for the six months ended June 30, 2007. Accounts payable to those suppliers as of June 30, 2008 and 2007 were $0 and $8,485.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Huifend Bio-Pharmaceutical Techonology, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Huifeng Bio-Pharmaceutical Technology, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and the Annual Report 10-K, particularly in “Risk Factors.” All references to years relate to the calendar year ended December 31 of the particular year.

OVERVIEW

The audited consolidated financial statements include the accounts of Huifeng Bio-Pharmaceutical, Inc., a Nevada corporation, and its subsidiaries. We are in the business of producing and selling plant extracts, biochemical products and pharmaceutical raw products in the PRC.

On December 20, 2004, pursuant to a Stock Purchase Agreement, Art Malone, Jr. ("Selling Shareholder") sold 7,229,601 shares of the common stock of the Company for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin, individuals on the closing date of December 20, 2004. Such 7,229,601 shares of the common stock of the Company represented approximately 56.18% of the total outstanding stock of the Company as of that date.

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

The Company filed a definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on September 13, 2005 to change the name of the Company to "Huifeng Bio-Pharmaceutical Technology Inc." On October 12, 2005, the name of the Company changed to Huifeng Bio-pharmaceutical Technology Inc. and the ticker symbol changed to HFGB.OB.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2008 and 2007. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2008 were $2,764,994, an increase of $1,154,516 or 71.7% from $1,610,478 for the same quarter in 2007. Our increase in revenues for the second quarter of 2008 was mainly due to the increase in our sales of pharmaceutical raw-material and Plant Extractive and others products, which include our products of NF11 Rutin, L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin as set forth in the table below. Our increase in revenue is mainly as a result of a gain in new customers and an increase in the number of orders from the Company’s existing customers.
	For the quarter ended June 30,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$829,344	$654,399	$174,945
Pharmaceutical raw-material	1,365,665	847,813	517,852
Plant Extractive and others	569,985	108,266	461,719
TOTAL	$2,764,994	$1,610,478	$1,154,516

Cost of revenues for the quarter ended June 30, 2008 were $1,903,370, an increase of $861,299 or 82.7% from $1,042,071 for the quarter ended June 30, 2007. Compared to the quarter ended June 30, 2007, the increase in the cost of revenues for the second quarter of 2008 was caused by the significant increase in sales of our pharmaceutical raw-material and Plant Extractive and others as follows:

	For the quarter ended June 30,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$559,603	$401,607	$157,996
Pharmaceutical raw-material	987,512	552,920	434,592
Plant Extractive and others	356,255	87,544	268,711
TOTAL	$1,903,370	$1,042,071	$861,299

Gross margin for the quarter ended June 30, 2008 was $861,624, an increase of $293,217 or 51.6% from $568,407 for the same period ended June 30, 2007 as a result of the increase in product sales.

Our gross profit margin for 2008 decreased from 35.3% for the second quarter of 2007 to 31.2% in the same quarter in 2008 because of the increase of price in production raw-materials, mainly the prices of immature bitter orange and Japanese pagoda tree flower-bud which were increased by 100% and 20% respectively.

General and Administrative Expenses
General and Administrative expenses totaled $232,039 for the three months ended June 30, 2008, an increase of $138,276 or 147% from $93,763 for the three months ended June 30, 2007. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $88,882 and exchange losses of $48,490 from foreign currency fluctuations.

Selling and Distribution Expenses

Selling and distribution expenses totaled $67,005 for the three months ended June 30, 2008, an increase of $42,353 or 172% from $24,652 for the three months ended June 30, 2007. The increase in selling and distribution expenses was mainly due to the increase of freight expenses of $36,042 as compared to the same quarter last year as a result of the increase in product sales.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2008 were $5,351,442, an increase of $2,343,295 or 78% from $3,008,147 for the same period in 2007. Our increase in revenues for the second quarter of 2008 was mainly due to the increase in our sales of pharmaceutical raw-material and Plant Extractive and others products, which include our products of NF11 Rutin, L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin as set forth in the table below. Our increase in revenue is mainly as a result of a gain in new customers and an increase in the number of orders from the Company’s existing customers.

	Six months ended June 30,		Increase /
Product	2008	2007	(Decrease)

Pharmaceutical intermediates	$1,651,168	$1,255,450	$395,718
Pharmaceutical raw-material	2,534,912	1,559,024	975,888
Plant Extractive and others	1,165,362	193,673	971,689

TOTAL	$5,351,442	$3,008,147	$2,343,295

Cost of revenues for the six months ended June 30, 2008 were $3,512,315, an increase of $1,480,426 or 73% from $2,031,889 for the six months ended June 30, 2007. Compared to the six months ended June 30, 2007, the increase in the cost of revenues for the six months ended June 30, 2008 was caused by the significant increase of sales of our pharmaceutical raw-material and Plant Extractive and others products as follows:

	Six months ended June 30,		Increase /
Product	2008	2007	(Decrease)

Pharmaceutical intermediates	$1,093,231	$798,738	$294,493
Pharmaceutical material	1,841,782	1,062,325	779,457
Plant Extractive and others	577,302	170,826	406,476

TOTAL	$3,512,315	$2,031,889	$1,480,426

The gross profit margin for the six months ended June 30, 2008 was $1,839,127, an increase of $862,869 or 88.4% from $976,258 for the period ended June 30, 2007 as a result of the increase in product sales and a slight price increase.

Our gross profit margin for the six months ended June 30, 2008 had a small increase from 32.5% to 34.4% compare to the same period in 2007. The increase was a result of the lower unit cost of our products over the six-month period despite increases in cost of raw material during the second quarter of 2008.

General and Administrative Expenses

General and Administrative expenses totaled $629,816 for the six months ended June 30, 2008, an increase of $495,056 or 367% from $134,760 for the six months ended June 30, 2007. The increase in general and administrative expenses was mainly due to an increase in consulting fees and legal and professional fees of $265,723 and exchange losses of $184,806 from foreign currency fluctuations..

Selling and Distribution Expenses

Selling and distribution expenses totaled $91,898 for the six months ended June 30, 2008, an increase of $48,202 or 110% from $43,696 for the six months ended June 30, 2007. The increase in selling and distribution expenses was mainly due to the increase of freight expenses of $38,394.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $945,293 at June 30, 2008.

In the six months ended June 30, 2008, our cash used in operating activities totaled $387,741, mainly due to our net income for the period of $698, 073, increase in accounts receivable of $977,166 and increase in inventories of $1,071,887. In the six months ended June 30, 2007, our cash used in investing activities totaled $1,200,893 mainly for the construction of our new finished goods warehouse and costs incurred to achieve the requirement of Certificate of Suitability. Our cash provided by financing activities in the six months ended June 30, 2008 of $260,158 was a bank loan from a PRC bank.

Working Capital

Our working capital amounted to $6,424,210 at June 30, 2008.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the six months ended June 30, 2008 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.8718 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $574,832 during the six months ended June 30, 2008. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1 A. Risk Factors

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

Stockholders should have no expectation of any dividends.

The holders of our common stock are entitled to receive dividends when declared by the Board of Directors out of funds available. To date, we have not declared nor paid any cash dividends. The Board of Directors does not intend to declare any dividends in the near future, but instead intends to retain all earnings, if any, for use in our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August, 2008.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer