Form 10-Q
period 2008-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2008-11-19
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock outstanding as of September 30, 2008, was 18,466,169 shares of common stock, par value $0.018.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	2

	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2008 and 2007	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2008	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II.	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “ Part II — Other Information, Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Huifeng Bio-Pharmaceutical Technology, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,192,148	$2,219,694
Accounts receivable, net of allowances	3,359,819	1,660,829
Inventories	4,874,980	2,657,305
Other assets	356,868	1,011,985
Total Current Assets	9,783,815	7,549,813

PROPERTY AND EQUIPMENT, NET	4,869,050	3,509,344

LAND USE RIGHTS, NET	149,375	142,334

OTHER INTANGIBLE ASSETS, NET	875,261	-

TOTAL ASSETS	$15,677,501	$11,201,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,301,713	$93,126
Other payables and accrued expenses	804,167	245,568
Income tax and other tax payables	617,059	498,655
Notes payable	462,501	295,320
Due to stockholders	-	280,503
Total Current Liabilities	3,185,440	1,413,172

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $403,867 and due on December 31, 2009)	1,596,133	1,353,814

TOTAL LIABILITIES	4,781,573	2,766,986

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	708,807	461,826

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of September 30, 2008 and December 31, 2007)	332,388	332,388
Additional paid-in capital	8,344,947	8,326,752
Retained earnings (deficit)
Unappropriated	(205,131)	(1,671,410)
Appropriated	219,964	219,964
Accumulated other comprehensive income	1,494,953	764,985
Total Stockholders' Equity	10,187,121	7,972,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,677,501	$11,201,491

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

NET SALES	$3,534,623	$1,945,975	$8,886,065	$4,954,122

COST OF SALES	(2,203,839)	(1,430,755)	(5,716,154)	(3,462,644)

GROSS PROFIT	1,330,784	515,220	3,169,911	1,491,478

OPERATING EXPENSES
Selling and distribution expenses	56,705	32,523	148,603	76,219
General and administrative expenses	261,728	72,875	891,544	207,635
Depreciation and amortization	14,332	11,714	40,222	35,532
Total Operating Expenses	332,765	117,112	1,080,369	319,386

INCOME FROM OPERATIONS	998,019	398,108	2,089,542	1,172,092

OTHER INCOME (EXPENSE)
Interest income	12,027	6,002	16,400	19,869
Interest expense	(152,508)	(7,568)	(438,483)	(25,327)
Other income	98,058	6,077	262,623	39,497
Total Other Income (Expenses), net	(42,423)	4,511	(159,460)	34,039

INCOME FROM OPERATIONS BEFORE TAXES AND MINORITY INTERESTS	955,596	402,619	1,930,082	1,206,131

INCOME TAX EXPENSE	(187,730)	(66,824)	(450,498)	(199,981)

MINORITY INTERESTS	340	(2,649)	(13,305)	25,826

NET INCOME	768,206	333,146	1,466,279	1,031,976

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	155,136	98,962	729,968	252,634

COMPREHENSIVE INCOME	$923,342	$432,108	$2,196,247	$1,284,610

Net income per share - basic	0.04	0.02	0.08	0.06
Net income per share - diluted	0.04	0.02	0.07	0.06
Weighted average number of shares outstanding during the period - basic	$18,466,169	$18,466,169	$18,466,169	$18,466,169
Weighted average number of shares outstanding during the period - diluted	$20,466,169	$18,466,169	$20,466,169	$18,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,466,279	$1,031,976
Adjusted to reconcile net income to cash (used in) provided by operating activities:
Allowance for doubtful accounts - accounts receivable	(5,713)	(35,781)
Depreciation and amortization - cost of sales	319,552	242,686
Depreciation and amortization	40,222	35,532
Amortization of discount on convertible notes	115,007	-
Amortization of deferred financing costs	127,313	-
Stock option issued to a legal counsel	18,195	-
Minority interests	13,305	(25,826)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,012,893)	(211,182)
Inventories	(1,963,774)	(1,619,088)
Due from stockholders	-	24,580
Other assets	774,957	611,801
Increase (decrease) in:
Accounts payable	166,021	6,004
Other payables and accrued expenses	264,368	126,322
Income tax and other taxes payable	(69,883)	162,444
Due to stockholders	(293,137)	-
Net cash (used in) provided by operating activities	(40,181)	349,468

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	325,701
Purchase of property and equipment	(1,438,289)	(287,898)
Net cash inflow from acquisition of subsidiary	127,691	-
Net cash (used in) provided by investing activities	(1,310,598)	37,803

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	252,898	31,266
Net cash provided by financing activities	252,898	31,266

EFFECT OF EXCHANGE RATES ON CASH	70,335	(35,860)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,027,546)	382,677

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,219,694	463,468

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,192,148	$846,145

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$397,931	$6,035

Interest expenses	$179,497	$25,327

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

Northwest Bio-Technic Inc. (“Northwest”) was incorporated in the British Virgin Islands (“BVI”) on June 25, 2004. Xi’an Huifeng Bio-Technic Inc. (previously Xi’an Huifeng Biochemistry Group Joint-Stock Company Limited and Xi’an Huifeng Biochemistry Joint-Stock Company Limited) (“Huifeng Bio-Technic”) was incorporated in the People's Republic of China (“PRC”) on January 20, 2000 as a company with limited liabilities and was restructured as a joint stock company on September 29, 2002 under the laws of the PRC. On March 4, 2005, Huifeng Bio-Technic was approved as a wholly owned foreign enterprise of Northwest. On April 20, 2005, the Articles of Incorporation were amended to change the name of Huifeng Biochemistry Joint-Stock Company Limited to Xian Huifeng Biochemistry Group Joint-Stock Company Limited. On February 22, 2006, Huifeng Bio-Technic changed its name to Xi’an Huifeng Bio-Technic Inc.

Huifeng Bio-Technic produces plant extracts and bio-chemical products used as pharmaceutical raw materials in the PRC and some European countries.

On August 23, 2001, Huifeng Bio-Technic established a 70% owned subsidiary, Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in the PRC with a registered capital of $265,778. The subsidiary has no operations since its incorporation.

On June 16, 2004 Huifeng Bio-Technic acquired an 86.7% interest in Baoji Jisen Pharmaceutical Company Limited, later renamed to Xi’an Huifeng Pharmaceutical Company Limited (“Huifeng Pharmaceutical”), a limited liability company in the PRC. On November 10, 2004 Huifeng Pharmaceutical increased its registered capital from $181,159 to $603,865. The increased registered capital was fully subscribed by a stockholder of the Company, diluting the Company's interest in Huifeng Pharmaceutical from 86.7% to 26%. On May 27, 2005 the PRC Government approved Huifeng Bio-Technic's increased investment in Huifeng Pharmaceutical from $31,401 to $1,685,990 through an increase in the registered capital of Huifeng Pharmaceutical from $603,865 to $2,258,454. The acquisition of Huifeng Pharmaceutical by Huifeng Bio-Technic was accomplished by increasing Huifeng Bio-Technic's interest in Huifeng Pharmaceutical from 26% to 80.2%. On April 3, 2007, Huifeng Pharmaceutical was renamed to Shaanxi Huifeng Pharmaceutical Company Limited.

On September 25, 2008, the Company’s subsidiary – Huifeng Bio-Technic entered into an exclusive contractual arrangement with Xi’an Qinba Xintong Medical Limited (“Qinba”). Pursuant to which Huifeng Bio-Technic agreed to provide exclusive management consulting and other general business operation services to Qinba in exchange of a service fee equal to 70% of Qinba’s total profit; the shareholders of Qinba pledged their equity interests in Qinba to Huifeng Bio-Technic and appointed a designee of Huifeng Bio-Technic to exercise on behalf of the shareholders’ voting rights in Qinba; the shareholders of Qinba irrevocably granted Huifeng Bio-Technic an exclusive option to purchase, to the extend permitted under the laws of the PRC, all or part of the equity interest in Qinba; and Huifeng Bio-Technic agreed to provide a loan of $291,754 to Qinba under the agreed terms for the purpose of financing Qinba’s increased working capital. The transaction has been closed and Qinba became a 70% variable interest entity of Huifeng Bio-Technic pursuant to FIN 46R “Consolidation of Variable Interest Entities.”

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2008 and December 31, 2007, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and consolidated cash flows for the nine months ended September 30, 2008 and 2007. The consolidated results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering, 80.2% owned subsidiary Huifeng Pharmaceutical and 70% variable interest entity Qinba.

Variable interest entity (“VIE”) is that entity in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of this entity. In accordance with Interpretation No. 46R Consolidation of Variable Interest Entity (“FIN 46R”), the primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

NOTE 5 STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. In April 2008, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for consultancy services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the vesting period.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 6 INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the nine months ended September 30, 2008 and 2007.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. In March 2008, the local tax bureau adjusted the applicable tax rates of new and high technology enterprise to 18%, 20%, 22%, 24% and 25% for the years 2008, 2009, 2010, 2011 and 2012 respectively. Provision for income tax expenses for the nine months ended September 30, 2008 and 2007 were $393,497 and $190,806 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the nine months ended September 30, 2008 and 2007 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for the nine months ended September 30, 2008 and 2007 were 25% and 33% respectively. The provision for income tax expenses for the nine months ended September 30, 2008 and 2007 was $57,001 and $9,175 respectively.

NOTE 7 EARNINGS PER SHARE

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

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share and stock option to purchase 100,000 shares of common stock at price $1.50 per share were outstanding as of September 30, 2008, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants and an option was anti-dilutive.

NOTE 8 BUSINESS SEGMENTS

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company’s operating segments are organized internally primarily by the type of services rendered. It is the management’s view that the services rendered by the Company are of two operating segments: pharmaceutical raw materials and pharmaceutical finished products.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 10 BUSINESS COMBINATIONS

On September 25, 2008, the Company’s subsidiary Huifeng Bio-Technic entered into an exclusive contractual agreement with Qinba, a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Huifeng Bio-Technic provides exclusive management consulting and other general business operation services to Qinba in exchange for services fees amounting to 70% of total profit of Qinba. Each of the registered PRC shareholders of Qinba also entered into shares pledge agreements and option agreements, each shareholder pledged such shareholder’s interest in Qinba for the performance of such Qinba’s payment obligations under its respective management entrustment agreement. Huifeng Bio-Technic has been assigned all voting rights by the shareholders of Qinba and has the option to acquire the equity interests of Qinba at a mutually agreed purchase price. In addition, Huifeng has agreed to provide a loan totaling $291,754 to Qinba for working capital purposes as follows: i) $72,938 upon signing of the agreements, ii) $72,938 will be advanced to Qinba after the completion of two years’ audited financial statements of Qinba for the years ended December 31, 2007 and 2006, and iii) $145,878 will be advanced to Qinba within three days after the audit as of December 31, 2008. As of September 30, 2008, Huifeng Bio-Technic has made no advances to Qinba.

Through the above contractual arrangements, Huifeng Bio-Technic becomes the primary beneficiary of Qinba which is a variable interest entity as defined under FIN 46R “Consolidation of Variable Interest Entities”. The results of operations of Qinba have been included in the Company’s consolidated statements of operations since September 25, 2008.

As of September 25, 2008, the net assets of Qinba were as follows:

Cash and cash equivalent	$127,691
Accounts receivable, net of allowances	945,412
Inventories	60,044
Other assets	117,926
Furniture and equipment, net	21,106
Intangible assets, net	875,261
Accounts payable	(1,032,849)
Other payables and accrued expenses	(272,246)
Income tax and other tax payables	(1,806)
Note payable	(43,763)
Minority interests	(202,474)
Accumulated other comprehensive income	(121,862)
Net assets acquired	$472,440

Analysis of the net inflow of cash and cash equivalents in respect of the acquisition is as follows:

Total cash consideration	$-
Cash consideration paid	-
Add: Cash and cash equivalents acquired	127,691
Net cash inflow	$127,691

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 10 BUSINESS COMBINATIONS (CONTINUED)

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2008 and 2007, assuming the acquisition had occurred at the beginning of 2008 and 2007.

	For the nine months ended September 30,
	2008	2007
Revenues	$10,677,706	$6,117,396

Net income	$1,518,188	$979,764

Net income per share – basic	$0.08	$0.05

Net income per share – diluted	$0.07	$0.05

NOTE 11 NOTES PAYABLE

Notes payable as of September 30, 2008 (unaudited) and December 31, 2007 (audited) consisted of the following:

	September 30, 2008	December 31, 2007
Notes payable to a financial institution, interest rate of 12.58%
per annum, secured by a director’s property and the company’s
fixed assets, due June 2008, was extended to July 2009	$281,542	$295,320

Note payable to a bank, interest rate of 9.711% per annum,
secured by the company's property and land, due December 2008	291,754	-

Note payable to a financial institution, interest rate of 8.568% per annum, secured by a property which is owned by a wife of
Qinba’s director, due September 2008 and repaid November 2008	43,763	-
Current maturities	$617,059	$295,320

NOTE 12 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the nine months ended September 30, 2008 and 2007, the Company amortized $127,313 and $0 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

The holders of the Notes may convert the unpaid principal amount of the Notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may prepay all or any part of the outstanding principal amount of the Notes, together with interest, if any, plus a premium; if prepayment occurs prior to December 31, 2008, the amount paid shall be 125% of the principal deemed prepaid, and in the event such prepayment occurs after December 31, 2008, the amount paid shall be 140% of the principal deemed prepaid. After the occurrence of an Event of Default, 150% of the principal amount then outstanding plus all interest occurred to the date of the prepayment is payable within three days.

In accordance with EITF 98-5, no beneficial conversion feature has been recorded on the issuance of the Notes as the conversion price of the Notes of $1 is higher than the fair market value per share of $0.75 at December 31, 2007.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 12 CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of September 30, 2008, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the nine months ended September 30, 2008 and 2007, the Company recorded amortization of $115,007 and $0 respectively as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the nine months ended September 30, 2008 and 2007, $152,778 and $0 respectively was recorded as interest expenses.

NOTE 13 COMMITMENTS AND CONTINGENCIES

(A) Capital commitments

As of September 30, 2008 and December 31, 2007, the Company had capital commitments of $92,311 with suppliers for the purchase of production equipment and $512,954 with suppliers for the purchase of production equipment and factory construction respectively.

(B) Operating lease commitments

The Company occupies an office from a third party under operating lease which expires on September 30, 2009 at a quarterly rental of $2,786. Accordingly, for the nine months ended September 30, 2008 and 2007, the Company recognized rental expenses for this space in the amount of $8,787 and $8,010 respectively.

As of September 30, 2008, the Company has outstanding commitments with respect to the non-cancelable operating leases of $11,145 which are due on September 2009.

(C) Loan commitment

The Company is committed to loan $72,938 to Qinba upon the signing of an exclusive contractual agreement. As of September 30, 2008, this amount has not been paid.

NOTE 14 STOCKHOLDERS’ EQUITY

Stock option

On April 28, 2008, the Company issued an option to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The option shall be exercisable in whole or in part, according to the vest schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the option was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of an option recognized during the nine months ended September 30, 2008 and 2007 were $18,195 and $0 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

NOTE 15 SEGMENT REPORTING

The Company operates in two reportable segments; pharmaceutical raw materials and pharmaceutical finished products. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information:

	Pharmaceutical	Pharmaceutical
	raw materials	finished products	Total
As of September 2008
Revenues	$8,886,065	$-	$8,886,065
Net income	1,466,279	-	1,466,279
Depreciation of fixed assets	357,335	-	357,335
Amortization of intangible assets	2,439	-	2,439
Interest income	16,400	-	16,400
Additions to long-lived assets	1,438,289	-	1,438,289
Land use rights	149,375	-	149,375
Other intangible assets	-	875,261	875,261
Total identifiable assets	$14,002,501	$1,675,000	$15,677,501

As of September 2007
Revenues	$4,954,122	$-	$4,954,122
Net income	1,031,976	-	1,031,976
Depreciation of fixed assets	275,995	-	275,995
Amortization of intangible assets	2,223	-	2,223
Interest income	19,869	-	19,869
Additions to long-lived assets	287,898	-	287,898
Land use rights	139,238	-	139,238
Other intangible assets	-	-	-
Total identifiable assets	$8,655,755	$-	$8,655,755

All of the Company’s long-lived assets are located in the PRC. Accordingly, no geographic information is presented.

NOTE 16 CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2008 and 2007, 100% of the Company’s assets were located in China and Hong Kong.

During the nine months ended September 30, 2008 and 2007, 47% and 46% of the Company's revenues were derived from companies located in China respectively.

The Company relied on a customer for approximately $568,064 representing in aggregate 11% of sales for the nine months ended September 30, 2007. At September 30, 2007, accounts receivable from that customer was $54,645.

The Company also relied on two suppliers for approximately $676,124 and $580,050 representing in aggregate 32% of purchases for the nine months ended September 30, 2007. At September 30, 2007, accounts payable to those two suppliers totaled $6,289.

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

NBTI operates through its wholly owned subsidiary, Xi’an Huifeng Bio-Technic Inc. (previously Huifeng Biocehmistry Group Joint-Stock Company Limited and Huifeng Biochemistry Joint Stock Company) ("Huifeng"), which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was approved as a foreign investment enterprise on March 4, 2005. Subsequently, Huifeng changed its name to Xi’an Huifeng Bio-Technic Inc. on February 22, 2006.

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

On September 25, 2008, the Company’s subsidiary – Xi’an Huifeng Bio-Technic Inc. (“Huifeng Bio-Technic ”) entered into an Exclusive Contractual Arrangement with Xi’an Qinba Xintong Medical Limited (“Qinba”). Pursuant to which Huifeng Bio-Technic agreed to provide exclusive management consulting and other general business operation services to Qinba in exchange of a fee equal to 70% of Qinba’s total profit; the shareholders of Qinba pledged their equity interests in Qinba to the Company and appointed a designee of the Company to exercise on behalf of the shareholders’ voting rights in Qinba; and the shareholders of Qinba irrevocably granted the Company an exclusive option to purchase, to the extend permitted under the laws of the PRC, all or part of the equity interest in Qinba.  This arrangement gives the Company the ability to substantially influence Qinba’s daily operations and financial affairs, appoint senior executives and approve all matters requiring shareholder approval. As a result, the Company can consolidate the financial results of Qinba as a variable interest entity pursuant to Financial Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

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

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2008 and 2007. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2008 were $3,534,623, an increase of $1,588,648 or 81.6% from $1,945,975 for the same quarter in 2007. Our increase in revenues for the third quarter of 2008 was mainly due to the increase in our sales of pharmaceutical raw-material and Plant Extractive and others products, which include our products of NF11 Rutin, L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin as set forth in the table below. Our increase in revenue is mainly as a result of a gain in new customers and an increase in the number of orders from the Company’s existing customers.

	For the quarter ended September 30,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$1,327,502	$834,766	$492,736
Pharmaceutical raw-material	1,839,977	984,804	855,173
Plant Extractive and others	367,144	126,405	240,739
TOTAL	$3,534,623	$1,945,975	$1,588,648

Cost of revenues for the quarter ended September 30, 2008 were $2,203,839, an increase of $773,084 or 54% from $1,430,755 for the quarter ended September 30, 2007. Compared to the quarter ended September 30, 2007, the increase in the cost of revenues for the third quarter of 2008 was caused by the significant increase in sales of our pharmaceutical raw-material and Plant Extractive and others as follows:

	For the quarter ended September 30,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$680,202	$584,423	$95,779
Pharmaceutical raw-material	1,229,747	737,037	492,710
Plant Extractive and others	293,890	109,295	184,595
TOTAL	$2,203,839	$1,430,755	$773,084

Gross margin for the quarter ended September 30, 2008 was $1,330,784, an increase of $815,564 or 158% from $515,220 for the same period ended September 30, 2007 as a result of the increase in product sales.

Our gross profit margin for 2008 increased from 26% for the third quarter of 2007 to 38% in the same quarter in 2008 as a result of strong increase in sales despite the increase of price in production raw-materials, mainly the prices of immature bitter orange and Japanese pagoda tree flower-bud which were increased by 100% and 20% respectively.

General and Administrative Expenses
General and Administrative expenses totaled $261,728 for the three months ended September 30, 2008, an increase of $188,853 or 259% from $72,875 for the three months ended September 30, 2007. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $46,030 and exchange losses of $138,945 from foreign currency fluctuations.

Selling and Distribution Expenses

Selling and distribution expenses totaled $56,705 for the three months ended September 30, 2008, an increase of $24,182 or 74% from $32,523 for the three months ended September 30, 2007. The increase in selling and distribution expenses was mainly due to the increase of exhibition fees of $21,860 as compared to the same quarter last year as a result of the increase in product sales.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2008 were $8,886,065, an increase of $3,931,943 or 79% from $4,954,122 for the same period in 2007. Our increase in revenues for the third quarter of 2008 was mainly due to the increase in our sales of pharmaceutical raw-material and Plant Extractive and others products, which include our products of NF11 Rutin, L-Rhamnose, Quercetin, Troxerutin (injection) and Diosmin as set forth in the table below. Our increase in revenue is mainly as a result of a gain in new customers and an increase in the number of orders from the Company’s existing customers.

	Nine months ended September 30,		Increase /
Product	2008	2007	(Decrease)
Pharmaceutical intermediates	$3,516,232	$2,090,216	$1,426,016
Pharmaceutical raw-material	4,431,680	2,543,828	1,887,852
Plant Extractive and others	938,153	320,078	618,075

TOTAL	$8,886,065	$4,954,122	$3,931,943

Cost of revenues for the nine months ended September 30, 2008 were $5,716,154, an increase of $2,253,510 or 65% from $3,462,644 for the nine months ended September 30, 2007. Compared to the nine months ended September 30, 2007, the increase in the cost of revenues for the nine months ended September 30, 2008 was caused by the significant increase of sales of our pharmaceutical raw-material and Plant Extractive and others products as follows:

	Nine months ended September 30,		Increase /
Product	2008	2007	(Decrease)

Pharmaceutical intermediates	$1,915,740	$1,383,161	$532,579
Pharmaceutical material	3,105,808	1,799,362	1,306,446
Plant Extractive and others	694,606	280,121	414,485

TOTAL	$5,716,154	$3,462,644	$2,253,510

The gross profit margin for the nine months ended September 30, 2008 was $3,169,911, an increase of $1,678,433 or 113% from $1,491,478 for the period ended September 30, 2007 as a result of the increase in product sales and a price increase.

Our gross profit margin for the nine months ended September 30, 2008 had a slightly increase from 30% to 36% compare to the same period in 2007. The increase was a result of the lower unit cost of our products over the nine-month period despite increase in cost of raw material during the third quarter of 2008.

General and Administrative Expenses

General and Administrative expenses totaled $891,544 for the nine months ended September 30, 2008, an increase of $683,909 or 329% from $207,635 for the nine months ended September 30, 2007. The increase in general and administrative expenses was mainly due to an increase in consulting, legal and professional fees of $312,407 and exchange losses of $323,751 from foreign currency fluctuations.

Selling and Distribution Expenses

Selling and distribution expenses totaled $148,603 for the nine months ended September 30, 2008, an increase of $72,384 or 95% from $76,219 for the nine months ended September 30, 2007. The increase in selling and distribution expenses was mainly due to the increase of freight expenses of $37,521 and exhibition fees of $27,193.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $1,192,148 at September 30, 2008.

In the nine months ended September 30, 2008, our cash used in operating activities totaled $40,181, mainly due to our net income for the period of $1,466,279, increase in accounts receivable of $1,012,893 and increase in inventories of $1,963,774. Our large accounts receivable was due to the 35% increase in our sales compared to the whole year of 2007 and increase in proportion of our credit sales. In the nine months ended September 30, 2008, our cash used in investing activities totaled $1,310,598 mainly for the construction of our new finished goods warehouse and costs incurred to achieve the requirement of Certificate of Suitability. Our cash provided by financing activities in the nine months ended September 30, 2008 of $252,898 was a bank loan from a PRC bank.

Working Capital

Our working capital amounted to $6,598,375 at September 30, 2008.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the nine months ended September 30, 2008 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.8551 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $729,968 during the nine months ended September 30, 2008. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1 A. Risk Factors

During the nine months ended September 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of November 2008.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer