Form 10-K/A
period 2007-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-01-20
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB ON FORM 10-K/A

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

EXLANATORY NOTE

This Amendment No. 1 to Form 10-KSB on Form 10-K/A (the “Amended Filing”) amends the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed on March 28, 2008 (the “Original Filing”), of Huifeng Bio-Pharmaceutical Technology, Inc., a Nevada corporation (“HFGB” or the “Company”). The purpose of this amendment is to revise (1) Part II, Item 8A. Controls and Procedures, and (2) the Principal Executive Officer and Principal Financial Officer certifications as required by Item 601(b)(31) of Regulation S-B.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized letters not defined in the Amended Filing are as defined by the Original Filing.

PART I
ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management has taken steps to ensure that future filings contain all items required by the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

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

PART III

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the exhibits to the Annual Report on Form 10-K filed on June 20, 2005. )
3.3	Bylaws of the Company (1)
4.1	Secured Convertible Promissory Note due and payable in full on December 30, 2009 (2)
4.2	Form of Warrant (2)
10.1
Purchase Agreement made as of October 27, 2006 among Xi’an Huifeng Biochemistry Group Co., Ltd. and Shaanxi Pharmaceutical Chemical Facility Co., Ltd. (Incorporated by reference to the exhibits to the Form 8-K filed on October 31, 2006.)

10.2
Securities Purchase Agreement dated December 31, 2007 by and among Professional Offshore Opportunity Fund, Peter Treadway, Janet Wang, Manilal Patel Ltd., Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (2)

10.3
Registration Rights Agreement dated December 31, 2007 by and among Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (2)

10.4
Pledge Agreement dated December 31, 2007 by and among Jing’an Wang, Junchao Wang and Zhihua Zhang (collectively, the “Pledgors”), Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P., and Strategic Alliance Fund II, L.P. (collectively, the “Pledgee”) (2)

10.5
Pledge Agreement dated as of December 31st, 2007 by and among Jing'an Wang, Xinwen Hou, Junqi Zhang, Binjun Wang, Xugang Wang, and Zhilan Wang (collectively, the “Pledgor ”), Professional Offshore Opportunity Fund, Ltd., Peter Treadway, Janet Wang, Manilal Patel, Ancora Greater China Fund, Strategic Alliance Fund, L.P. and Strategic Alliance Fund II, L.P. (collectively, The “Pledgee ”) and Northwest Biotechnic Inc., a British Virgin Islands corporation (2)

21.1	List of Subsidiaries (Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on January 30, 2008)
31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer
31.2	Sarbanes Oxley Section 302 Certification of Chief Financial Officer
32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer
32.2	Sarbanes Oxley Section 906 Certification of Chief Financial Officer
99.1	Code of Ethics (3)

(1)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on July 28, 2000.
(2)	Incorporated by reference to the exhibits to the Form 8-K filed on January 3, 2008.
(3)	Incorporated by reference from the Annual Report on Form 10-K filed on June 20, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 20, 2009

Huifeng Bio-Pharmaceutical Technology, Inc.

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer

By:	/s/ Sanding Tao
Sanding Tao Chief Financing Officer Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jing’an Wang	Chairman and Chief Executive Officer	January 20, 2009
(Principal Executive Officer)

/s/ Sanding Tao	Chief Financing Officer	January 20, 2009
(Principal Financial Officer)

/s/ Xinwen Hou	Director and Secretary	January 20, 2009