Form 10-Q/A
period 2008-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-01-20
CIK 1119951

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-QSB
ON FORM 10-Q/A

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

EXLANATORY NOTE

This Amendment No. 1 to Form 10-QSB on Form 10-Q(the “Amended Filing”) amends the quarterly report on Form 10-QSB for the quarter ended March 31, 2008, originally filed on May 20, 2008 (the “Original Filing”), of Huifeng Bio-Pharmaceutical Technology, Inc., a Nevada corporation (“HFGB” or the “Company”). The purpose of this amendment is to revise (1) Part I, Item 3. Controls and Procedures, and (2) the Principal Executive Officer and Principal Financial Officer certifications as required by Item 601(b)(31) of Regulation S-K.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

PART I

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on From 10-Q (the “Evaluation Date”). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

As of the Evaluation Date, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that with the additional controls and procedures we have put in place, our disclosure controls and procedures were effective as of the Evaluation Date.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1	Sarbanes Oxley Section 302 Certification
31.2	Sarbanes Oxley Section 302 Certification
32.1	Sarbanes Oxley Section 906 Certification
32.2	Sarbanes Oxley Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of January, 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang
Chief Executive Officer