Form 10-K
period 2008-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-03-31
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	87-0650264
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

16B/F Ruixin Road Bldg. No. 25 Gaoxin Road Xi An 710075 Shaanxi Province, China
(Address of principal executive office)

Registrant’s telephone number, including area code: (86) 29 8824 6358

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.018 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $8,933,679. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 11, 2009, there were 18,466,169 shares of the issuer's common stock, $0.018 par value per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

History

Our company, HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC. (“we,” “us,” “our,” “HFGB,” the “Company” or “our Company”) was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol "HFGB".

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

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company, which is a joint venture company established under the laws of the PRC and is a company engaging in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC. On February 22, 2006, Huifeng Biochemistry Joint Stock Company changed its name to Xi’an Huifeng Bio-Technic, Inc. (“Huifeng”).

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

We introduced a Hesperidin production line in 2008.

Production Facilities

At present, we have two major production facilities that included the following equipment resources:

1.	Manufacturing plant located at NO 1,Huifeng Rd, Changwu, Xianyang:

•	This production site is for refining and manufacturing of new products
•	Has a total of eight buildings including:
-	A two-level office building
-	A four-level staff building
-
-	One raw materials storage building
-	One building for storage of finished products
-	One building for dangerous products
-	Building for power and maintenance (including boiler, power distribution and maintenance)

-	One cafeteria and staff canteen

2.	Manufacturing plant located in Fenghui, Changan, Xian
•	This production site is for the extraction and supplies of raw materials for refining
•	Has a total of four buildings including:
-	One office building
-	One manufacturing building (including extract workshops, crystallization workshops, communication workshops and packaging workshops),
-	One raw materials building
-	One boiler

The two production facilities together occupy a total area of approximately 300,000 square feet.  The company has pledged part of its production factilities in Changwu factory valued at approximately $1,032,046 to Xi'an Beilin District Credit Cooperatives to secure loan facitilies in the amount of $281,579 due July 2009.

In 2006, we introduced 2 new production lines: Diosmin production line for Diosmin, L-Rhamnose production line. In 2008, we introduced a Hesperidin production line.

We currently obtain all of our raw materials from third parties and through various farmers located in the Shaanxi province, Gansu province and Shanxi province areas of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are the biggest wholesalers in their own areas.

Target Markets And Principal Customers

In 2008, there was no change in the target customers of our Company. Our products are all raw materials intermediaries for production of medicines and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and food manufacturers.

Dependence on Major Customers

At this time we have five major customers for our business. For the fiscal year ended on December 31, 2008 these major customers accounted for approximately 22% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales And Marketing

In 2008, there was no change in our target market and the majority of our products are still raw materials and intermediaries for production of medicines and cosmetics. Our target customers are mostly industrial clients and we continue to sell our products to pharmaceutical and food manufacturers. Most of our customers placed purchase orders directly with our sales and marketing team. However, in order to diversify and expand our product sales networks, we began using outside distribution channels for some of our export sales in July 2007. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase sale revenues from exports.

Our sales department was divided into two teams, domestic sales team and export sales team.  In 2008, we added one new employee in our export sales department. As a result, we increased the total number of employees in our sales departments to 24 people, and as a result strengthened our export sales teams for Europe, West, Eastern and South Asia, and America.

We did not establish any regional representative or sales office in 2008 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

Competition

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face significant competitions within China.

In 2008 our major competitor for Rutin continues to be Sichuan Xieli Pharmaceutical Company Limited (“Xieli”). However, we believe that because of Xieli’s lack of technology patents and ready access to raw materials, Xieli is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production, while retaining a relatively small portion of its business in raw medicine production.

We also believe that, in 2008, there were fewer small domestic Rutin manufacturers. We do not believe that the remaining small manufacturers pose any threat to our business. On the contrary, they sometimes become our suppliers and support our operations.

In 2008, our competitor for Diosmin and L-Rhamnose is Chengdu Huakang Biology Company (“Huakang”). However, Huakang has no licenses for drug production and cannot sell its products for medicinal use.  The scope of its market is thereby restricted. In addition, unlike us, they did not have the requisite European Certification of Suitability (“COS”). Thus they do not pose any threat to us in terms of market share and sales, particularly in the export market.

Looking forward to 2009, we estimate that there would be some new domestic competitors for certain new products that we have started selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for producing Resveratrol at costs lower than ours. Therefore we do not believe that they pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an 710075, Shaanxi Province, China.

Employees And Organization

As of December 31, 2008, we had approximately 221 full-time employees. During 2008, we reduced 7employees. 5 employees were reduced from Technical department; 2 employees were reduced from production department. we employed 6 new employees. 5 new employees were allotted to the certification department; 1 new employees were allotted to the sales team. As a result, by the end of 2008, we had a total of 221 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

As of December 31, 2008, our Company organization was as follow:

Department	Employee as of end of 2008	Employee as of end of 2007
Sales department:
Domestic sales department	8	8
Export sales department:		-
Export section I	8	8
Export section II	8	7
Production department	154	156
Technical department	5	10
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	7
Security department	8	8
Certification department	5
TOTAL	221	222

Business Development And Acquisitions

In 2008 we still focused on new products development and sales channels development. Looking forward to 2009, we will focus on:

1.
Still preparing for obtaining American FDA authorization and EU COS authorization so as to increase our market share in pharmaceutical raw medicines and plant extract products in both international and domestic markets;

2.	Streamlining our organization to ensure smooth operations and productions.

On September 25, 2008, the Company’s subsidiary Huifeng Bio-Technic entered into a series of exclusive contractual agreements with Xi’an Qinba Xintong Medical Limited (“Qinba”), a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Huifeng Bio-Technic will provide exclusive management consulting and other general business operation services to Qinba in exchange for service fees amounting to 70% of the total profit of Qinba. Each of the registered PRC shareholders of Qinba also entered into shares pledge agreements and option agreements; each shareholder pledged their respective interests in Qinba for the due performance of such Qinba’s obligations under its respective management entrustment agreement. Huifeng Bio-Technic has been assigned all voting rights by the shareholders of Qinba and has the option to acquire the equity interests of Qinba at a mutually agreed purchase price. As part of this arrangement, Huifeng Bio-Technic has agreed to provide an interest free loan totaling $291,792 to Qinba for working capital purposes as follows: i) $72,948 upon signing of the agreements, ii) $72,948 will be advanced to Qinba after the completion of certain financial due diligence on Qinba, and iii) $145,896 will be advanced to Qinba within three days after the completion of the audit as of December 31, 2008.

Through the above contractual arrangements, Huifeng Bio-Technic would have become the primary beneficiary of Qinba which is a variable interest entity as defined under FIN 46R “Consolidation of Variable Interest Entities”.

In October 2008 Huifeng Bio-Technic advanced Qinba $58,358 as part of the $291,792 loan advancement required to be made for working capital purposes.

Huifeng Bio-Technic was unable to make further loan advances and defaulted on its contractual arrangements with Qinba. Subsequent to the default, Huifeng Bio-Technic in December 2008 entered into discussions with Qinba to terminate its contractual relationship. The parties have verbally agreed to this termination on the basis that Huifeng Bio-Technic shares no profits of Qinba and that Qinba will forfeit $37,933 from the $58,358 interest free loan already advanced by Huifeng Bio-Technic. In January 2009, Qinba refunded $20,425 balance of loan to Huifeng Bio-Technic after the deduction of $37,933 as penalty.

As of December 31, 2008, the Company wrote-off $37,933 from its loan to Qinba as irrecoverable.

Research And Development

In 2009 we continued on research and development of new products. We kept the structure of our research and development team.

The amounts we spent on research and development for 2008 and 2007 were $23,726 and $25,547, respectively.

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

Regulation of Enterprise Income Law

The Enterprise Income Law (“EIT Law’) was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaced the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%. Although we still enjoy certain tax incentives applicable to foreign-invested enterprises prior to the introduction of the EIT Law, the current lower EIT rate will be phased up to 25% within a five-year period. Moreover, we may not enjoy further tax incentives for our further established companies in the PRC and therefore our tax advantages over domestic enterprises may be diminished.

ITEM 1A. RISK FACTORS

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

We Cannot Assure You That Our Acquisition Growth Strategy Will Be Successful.

In addition to our organic growth strategy we also expect to grow through strategic acquisitions In the case of funds permit.

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

Foreign companies conducting operations in The People's Republic of China face some political, economic and legal risks.

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

We are a holding company, and all of our assets are located in the People's Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the People's Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or
•
In original actions brought in the People's Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the People's Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ended December 31, 2008, we may be adversely affected.

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

ITEM 2. PROPERTIES

See “Production Facilities” in “ITEM 1. BUSINESS.”

The company has pledged part of its production facilities in Changwu factory valued at approximately $1,032,046 to Xi'an Beilin District Credit Cooperatives to secure loan facilities in the amount of $281,579 due July 2009.

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

There was no submission of matters to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “HFGB.”

Trading of our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2007 to December 31, 2008. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter	High	Low
Fiscal Year 2008
Fourth Quarter	$0.55	$0.25
Third Quarter	$0.85	$0.30
Second Quarter	$1.40	$0.57
First Quarter	$0.72	$0.25
Fiscal Year 2007
Fourth Quarter	$0.78	$0.25
Third Quarter	$0.70	$0.30
Second Quarter	$0.51	$0.25
First Quarter	$0.66	$0.27

Holders

As of March 11, 2009, there were approximately 644 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Recent Issuances of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect,” "intend,” "plan,” "will,” "we believe,” "HFGB believes,” "management believes” and similar language. The forward-looking statements are based on the current expectations of HFGB and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operation.”  The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

NBTI was incorporated in the British Virgin Islands on June 25, 2004. NBTI operates through its wholly owned subsidiary, Huifeng Biochemistry Joint Stock Company, which is a joint venture company established under the laws of China and is engaged in the production and sales of plant extracts, biochemical products and pharmaceutical raw products in the PRC. On February 22, 2006, Huifeng Biochemistry Joint Stock Company changed its name to Xi’an Huifeng Biotechnic, Inc. ("Huifeng").

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

The Company does not have any reserves against its accounts receivable or inventories at December 31, 2008 and 2007. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

Results Of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues	100.00%	100.00%
Cost of revenues	(65.13)%	(69.91)%
Gross margin	34.87%	30.09%
Selling and distribution expenses	(1.91)%	(1.60)%
General and administrative expenses	(10.56)%	(5.32)%
Depreciation and amortization	(0.45)%	(0.73)%
Interest income	0.15%	0.36%
Interest expenses	(5.39)%	(0.46)%
Other income	2.41%	1.67%
Other expenses	-	(0.74)%
Income tax expense	(4.82)%	(4.05)%
Minority interests	(0.13)%	0.31%
Net Profit	14.17%	19.53%

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2008 were $10,957,229, an increase of $4,385,698 or approximately 66.7% from $6,571,531 in 2007. Our increase in sales revenues in 2008 was mainly attributable to the increase in our sales in pharmaceutical raw materials, plant extracts and pharmaceutical intermediates in 2008 against 2007. In particular, the sales volume of our Diosmin Rutin, Quercetin, Resveratrol, Troxerutin, Konjac extract and Glucurolactone extract products increased rapidly, as a result of the stable quality of our products and our increased market share for such products.

	For the year ended December 31,
Product	2008	2007	Increase/ (Decrease)

Pharmaceutical raw materials	$5,852,440	$3,916,364	$1,936,076
Plant extracts	1,818,924	211,723	1,607,201
Pharmaceutical intermediates	3,285,865	2,443,444	842,421
TOTAL	$10,957,229	$6,571,531	$4,385,698

Our increase in sales of pharmaceutical raw materials in 2008 was mainly due to an increase in our sales of Diosmin,Rutin and Troxerutin, three of our major products in the category of pharmaceutical raw materials. The sales of plant extracts increased in 2008 as compared to 2007 due to an increase in our sales of Konjac extract and Glucurolactone extract. Our increase in sales of pharmaceutical intermediates in 2008 was mainly due to increase of our sales of Quercetin and Resveratrol, our major products in the category of pharmaceutical intermediates.

Cost of revenues for the year ended December 31, 2008 were $7,136,492, an increase of $2,542,274 or 55.3% from $4,594,218 as compared to 2007. Compared to 2007, the increase in cost of sales of our products was because of the change in costs in the following product categories:

	For the year ended December 31,
Product	2008	2007	Increase/ (Decrease)

Pharmaceutical raw materials	$4,112,896	$2,936,220	$1,176,676
Plant extracts	912,857	153,097	759,760
Pharmaceutical intermediates	2,110,739	1,504,901	605,838

TOTAL	$7,136,492	$4,594,218	$2,542,274

Our overall profit margin increased from 30% in 2007 to 34.9% in 2008. Our profit margin for pharmaceutical raw materials increased from 25% in 2007 to 29.7% in 2008. The profit margin for Plant Extracts increased from 28% in 2007 to 49.8% in 2008. The profit margin for pharmaceutical intermediates decreased from 38% in 2007 to 35.8% in 2008. The increase in our profit margin for pharmaceutical raw materials was mainly due to increased sales of Diosmin, whose gross profit margin has increased from 31% in 2007 to 32.3% in 2008. The increase in our profit margin for Plant Extracts was mainly due to an increase in the sales of products Resveratrol, Konjac extract and Glucurolactone.

Gross margin for the year ended December 31, 2008 was $3,820,737, an increase of $1,843,424 or 93.2% from $1,977,313 from the same period in 2007. This was due to an increase in gross margin for pharmaceutical raw materials by $759,400, of which $206,524 or 27.2% was attributable to the increase in gross margin for Troxerutin; $199,966 or 26.3% was attributable to the increase in gross margin for Diosmin and $352,910 or 46.5% for other raw materials.

The gross profit of Plant extracts increased by $849,813or 1,449% for the year ended December 31, 2008 compared to the same period in 2007. This large increase is mainly attributable to an increase in gross profit for Resveratrol by $433,453 or 1,971%, other Plant extracts by $416,064 and pharmaceutical intermediates by $236,584 or 25%.

General and Administrative Expenses

General and Administrative expenses totaled to $1,119,263 for the year ended December 31, 2008, a increase of $769,672 or 220.2% from $349,591 for the same period in 2007. The increase in general and administrative expenses was mainly due to changes in the following expenses:

1. Increase in exchanges losses from foreign currency fluctuations by $334,426 or 409%	:	There was an increase of value of the Renminbi against the U.S. dollar.

2. Increase in legal and professional expenses by $291,843 or 225%	:	There was an increase of investor relations services of $150,000, consultancy services for SOX compliance of $27,500 and legal advisory services of $84,090.

3. Increase in allowance for doubtful accounts by $84,631 or 100%		There was an increase of outstanding accounts receivable which were slightly over the normal credit period.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $209,131 for the year ended December 31, 2008, an increase of $103,784 or 98.5% from $105,347 for the same period in 2007. The increase in our selling and distribution expenses in 2008 compared to 2007 was mainly due to the following:

Increase in advertising and promotion expenses of $50,487 or 1,142%	:	In 2008, There was an increase of exhibitions in Brazil, United States and the PRC.
Increase in transportation costs of $43,060 or 78%	:	In 2008, our overseas sales were increased by 12%.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $45,574 at December 31, 2008.

During the year ended December 31, 2008, our cash provided by operating activities amounted to $484,589, mainly due to the net profit in the current year of $1,552,431. Also, in the current year, our changes in accounts receivable increased by $752,219 or 178.7% to $1,173,074 compared to $420,855 for the same period in 2007, Our large accounts receivable was due to 67% increase in our net sales compared to the same period in 2007 and increase in proportion of our credit sales. Our changes in inventories increased by $2,082,925 or 78% from $2,657,305 for the fiscal year ended 2007 to $4,740,230 for the same period in 2008 as part of our strategy to enhance our production operation. Stocking more inventories allows us to reduce seasonal fluctuation in raw material availability and cost, and ensures that we have sufficient supply of raw materials to meet the increased demand for our products in 2008 and in future.

During the year ended December 31, 2008, net cash used in investing activities amounted to $2,685,402, an increase of $2,814,036 or 2,188% as compared to net cash provided by investing activities of $128,634 in 2007. The increase in net cash used in investing activities was mainly due to the construction of our new finished goods warehouse and costs incurred to achieve the requirement of Certificate of Suitability. Cash flow used in financing activities amounted to $33,035 was repayment of bank loans to a PRC bank.

The Company is currently funding its operations from and in addition to sales revenues.

Working Capital

Our working capital amounted to $4,567,693 at December 31, 2008.

Recent Accounting Pronouncements

In December 2007, FASB issued Statement 141 (Revised 2007), “Business Combinations”. This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect to have a material impact on the Company’s financial position.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51”, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company does not expect to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect to have a material impact on the Company’s financial position.

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

Inflation

Inflation has had some impacts on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

Currency Exchange Fluctuations

All of Company's revenues and majority of the expenses in 2008 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. As a result of the appreciation of RMB during 2008 we recognized a foreign currency translation gain of $601,815. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. The appreciation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries including the notes thereto, together with reports thereon of Jimmy C.H. Cheung & Co. are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

Based upon the Evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Under the supervision and with the participation of the Chief Executive Officer and acting Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008. The framework on which such evaluation was based is contained in the report entitled "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Biographies Of Officers And Directors

Jingan Wang

Mr. Jingan Wang, age 49, Chief Executive Officer of the Company, is the founder and currently serves as President of Huifeng. Mr. Wang has over fifteen years of experience in accounting and financial management area. Mr. Wang has served as Accounting Supervisors and Chief Financial Officers for various companies during his professional career. Before Mr. Wang founded Huifeng in 2000, he was the Chief Financial Officer for Wei Xing Enterprises from 1999 to 2000. In 2004, he was awarded "the Entrepreneur of the Year" by the Xian Hi Tech Development Zone. Mr. Wang is also a certified public accountant.

Sanding Tao

Mr. Sanding Tao, age 41, Chief Financial Officer of the Company and of Huifeng. Mr. Tao served as VP of Finance and CFO for various technology and bio-tech firms before he joined Huifeng in 2003. From 1998 - 2000, Mr. Tao served as Chief Financial Officer for Xian Lan Xi Science & Technology, Inc.; and from 2000 -2003, Mr. Tao served as Chief Financial Officer for Xian Xing Yi Science & Technology, Inc. Mr. Tao is a graduate of Chinese Southern Financial College.

Xinwen Hou

Mr. Xinwen Hou, age 41, Director and Secretary of the Company, currently also serves as Assistant to the President and as Company Secretary for Huifeng Biochemistry Joint Stock Company ("Huifeng") in Xian, China. Mr. Hou held various leadership positions in different public companies in China before he joined Huifeng in January 2004. From 1997 - 2003, Mr. Hou served as Company Secretary for De Li Bang Pharmaceutical Inc., which is listed on China's A share stock exchange. He is also a reputable economist. He graduated from Xian Transportation University with a major in Business Administration.

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

Directors Compensation

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2008. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 11. EXECUTIVE COMPENSATION

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2008. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 11, 2009 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 18,466,169 shares of Common Stock outstanding as of March 11, 2009. Unless otherwise identified, the address of the directors, officers and 5% beneficial owners of the Company listed above is 16B/F Ruixin Road Bldg. No. 25 Gaoxin Road, Xi’an 710075 Shaanxi Province, China.

Name	Position Held	Shares Owned	% Owned
Jingan Wang	Chief Executive Officer	7,305,074	39.56%
Sanding Tao	Chief Financial Officer	325,442	1.76%
Xinwen Hou	Director and Secretary	325,442	1.76%
All directors and executive officers as a group (3 persons)		7,955,958	43.08%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2007 the Company received $280,503 on behalf of two stockholders for shares which they have transferred to a new investor.

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

All directors of the Company are executive officers of the Company. None of the directors is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-K or 10-KSBs and 10-Q or 10-QSBs for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2008: $81,550 - Jimmiy C.H. Cheung & Co.

2007: $74,000 - Jimmy C.H. Cheung & Co.

Audit-Related Fees

For fiscal 2008 and 2007, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2008 and 2007, respectively.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) was:

2008 and 2007: $0 - Jimmy C. H. Cheung & Co.

Audit Committee

The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-Q or 10-K to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2008 are pre-approved by the audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.6	Management Entrustment Agreement(3)
10.7	Share Pledge Agreement(3)
10.8	Shareholder’s Voting Proxy Agreement(3)
10.9	Exclusive Option Agreement(3)

21.1	List of Subsidiaries (Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on January 30, 2008)
31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer*

31.2	Sarbanes Oxley Section 302 Certification of Chief Financial Officer*

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer*

32.2	Sarbanes Oxley Section 906 Certification of Chief Financial Officer*

99.1	Code of Ethics(4)
* Filed herewith
(1)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on July 28, 2000.
(2)	Incorporated by reference to the exhibits to the Form 8-K filed on January 3, 2008.
(3)	Incorporated by reference to the exhibits to the Form 8-K filed on September 29, 2008.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed on June 20, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

Huifeng Bio-Pharmaceutical Technology, Inc.

	By:	/s/ Jing’an Wang

Jing’an Wang
Chief Executive Officer

	By:	/ s/ Sanding Tao

Sanding Tao
Chief Financing Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jing’an Wang	Chairman and Chief Executive Office	March 31, 2009
(Principal Executive Officer)

/s/ Sanding Tao	Chief Financing Officer	March 31, 2009
(Principal Financial Officer)

	Director and Secretary	March 31, 2009

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES

CONTENTS

Jimmy C.H. Cheung & Co
Certified Public Accountants	Registered with the Public Company
(A member of Kreston International)	Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-pharmaceutical Technology Inc.

We have audited the accompanying consolidated balance sheets of Huifeng Bio-pharmaceutical Technology Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-pharmaceutical Technology Inc. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy CH Cheung & Co
JIMMY C.H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: March 24, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,574	$2,219,694
Accounts receivable, net	2,877,868	1,660,829
Inventories, net	4,740,230	2,657,305
Other assets	328,996	1,011,985
Total Current Assets	7,992,668	7,549,813

PROPERTY AND EQUIPMENT, NET	5,947,458	3,509,344
LAND USE RIGHTS, NET	148,564	142,334

TOTAL ASSETS	$14,088,690	$11,201,491

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$520,280	$93,126
Other payables and accrued expenses	407,726	245,568
Income tax and other tax payables	538,483	498,655
Notes payable	281,579	295,320
Due to stockholders	-	280,503
Convertible notes payable
(net of unamortized discount of $323,093 and due on
December 31, 2009)	1,676,907	-
Total Current Liabilities	3,424,975	1,413,172

LONG-TERM LIABILITIES
Convertible notes payable
(net of unamortized discount of $646,186 and due on
December 31, 2009)	-	1,353,814

TOTAL LIABILITIES	3,424,975	2,766,986

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	507,679	461,826

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized,
18,466,169 shares issued and outstanding as of
December 31, 2008 and 2007)	332,388	332,388
Additional paid-in capital	8,355,863	8,326,752
Retained earnings (deficit)
Unappropriated	(403,795)	(1,671,410)
Appropriated	504,780	219,964
Accumulated other comprehensive income	1,366,800	764,985
Total Stockholders' Equity	10,156,036	7,972,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,088,690	$11,201,491

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES	$10,957,229	$6,571,531

COST OF SALES	(7,136,492)	(4,594,218)

GROSS PROFIT	3,820,737	1,977,313

OPERATING EXPENSES
Selling expenses and distribution expenses	209,131	105,347
General and administrative expenses	1,157,196	349,591
Depreciation and amortization	49,000	47,951
Total Operating Expenses	1,415,327	502,889

INCOME FROM OPERATIONS	2,405,410	1,474,424

OTHER INCOME (EXPENSES)
Interest income	16,824	23,520
Interest expenses	(590,602)	(30,463)
Other income	264,004	109,797
Other expenses	-	(48,307)
Total Other (Expenses) Income	(309,774)	54,547

INCOME FROM OPERATIONS BEFORE TAXES
AND MINORITY INTERESTS	2,095,636	1,528,971

INCOME TAX EXPENSE	(528,570)	(265,972)

MINORITY INTERESTS	(14,635)	20,684

NET INCOME	1,552,431	1,283,683

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	601,815	461,686

COMPREHENSIVE INCOME	$2,154,246	$1,745,369

Net income per share-basic	$0.08	$0.07

Net income per share-diluted	$0.08	$0.07

Weighted average number of shares outstanding
during the year-basic	18,466,169	18,466,169

Weighted average number of shares outstanding
during the year-diluted	20,466,169	18,471,648

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

					Additional	Unappropriated	Appropriated	Accumulated other
	Preferred Stock		Common Stock		paid-in	retained	retained	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	earnings	income	Total

Balance at January 1, 2007	-	-	18,466,169	332,388	8,020,066	(2,818,054)	82,925	303,299	5,920,624

Components of
comprehensive income

Net income for the year	-	-	-	-	-	1,283,683	-	-	1,283,683

Income from comprehensive	-	-	-	-	-	-	-	461,686	461,686

Comprehensive income									1,745,369

Fair value of warrants issued
with notes payable	-	-	-	-	306,686	-	-	-	306,686

Transfer to statutory reserve	-	-	-	-	-	(137,039)	137,039	-	-

Balance at December 31, 2007	-	$-	$18,466,169	$332,388	$8,326,752	$(1,671,410)	$219,964	$764,985	$7,972,679

Components of
comprehensive income

Net income for the year	-	-	-	-	-	1,552,431	-	-	1,552,431

Income from comprehensive	-	-	-	-	-	-	-	601,815	601,815

Comprehensive income									2,154,246

Stock options issued to a
legal counsel	-	-	-	-	29,111	-	-	-	29,111

Transfer to statutory reserve	-	-	-	-	-	(284,816)	284,816	-	-

Balance at December 31, 2008	-	$-	$18,466,169	$332,388	$8,355,863	$(403,795)	$504,780	$1,366,800	$10,156,036

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,552,431	$1,283,683
Adjusted to reconcile net income to cash provided by
(used in) operating activities:
Allowance for doubtful accounts - accounts receivable	84,631	(36,909)
Depreciation and amortization - cost of sales	433,276	338,190
Depreciation and amortization	49,000	47,951
Amortization of discount on convertible notes	153,343	-
Amortization of deferred financing costs	169,750	-
Stock options issued to a legal counsel	29,111	-
Minority interests	14,635	(20,684)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(1,173,074)	(420,855)
Inventories, net	(1,875,068)	(1,954,397)
Due from stockholders	-	24,769
Other assets	739,237	34,620
Increase (decrease) in:
Accounts payable	414,373	35,746
Other payables and accrued expenses	143,419	93,208
Income tax and other taxes payable	6,271	262,235
Due to stockholders	(294,679)	269,341
Net cash provided by (used in) operating activities	446,656	(43,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable	-	459,486
Purchase of property and equipment	(2,647,469)	(330,852)
Net cash (used in) provided by investing activities	(2,647,469)	128,634

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of convertible notes, net	-	1,660,500
Proceeds from notes payable	(33,035)	31,507
Net cash (used in) provided by financing activities	(33,035)	1,692,007

EFFECT OF EXCHANGE RATES ON CASH	59,728	(21,313)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,174,120)	1,756,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,219,694	463,468

CASH AND CASH EQUIVALENTS AT END OF YEAR	$45,574	$2,219,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$400,023	$11,159

Interest expenses	$250,842	$30,463

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Huifeng Bio-pharmaceutical Technology Inc. and all of its subsidiaries (collectively “Huifeng Bio-pharmaceutical”) or the “Company”) are principally engaged in the manufacture of plant extracts and bio-chemical products in the People’s Republic of China (“PRC”), for sale in the PRC market, Japan and some European countries.

Huifeng Bio-pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of December 31, 2008 are described in Note 4 – Subsidiaries.

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

The accompanying 2008 and 2007 consolidated financial statements include the financial statements of Huifeng Bio-pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.  For the years ended December 31, 2008 and 2007, the Company recorded allowance for and recovery of doubtful accounts of $84,631 and $36,909 respectively.

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

In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, defines fair value, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). These non-hedging contracts accounted for in accordance with EITF 00-19 include freestanding warrants to purchase the Company’s common stock that have been bifurcated from the host contract in accordance with the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Under certain circumstances that could require the Company to settle these equity items in cash or stock, and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

(J)	Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123. “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. In April 2008, the Company adopted SFAS 123R, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for consultancy services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. SFAS 123R requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the vesting period.

Common stock, a stock option and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by SFAS No. 123R, which is measured as of the date required by EITF Issue 96-18, “Accounting for Equity Institutes That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Service”. In accordance with EITF 96-18, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instrument is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement of the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(K)	Discount on notes payable

A discount with respect to the Notes issued during the year ended December 31, 2007 was recorded by the Company. The amount of the discount was calculated to be the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 11.

(L)	Revenue recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(M)	Income taxes

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

On January 1, 2008, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

(N)	Foreign currency translation

The functional currency of Huifeng Bio-Pharmaceutical and Northwest is US$ and the functional currency of Huifeng Bio-Technic, Huifeng Engineering and Huifeng Pharmaceutical is Renminbi (“RMB”). Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement operations.

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
The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2008	December 31, 2007
Balance sheet items, except for preferred
stock, common stock, additional paid-in
capital and retained earnings, as of year end	US$1=RMB6.8542	US$1=RMB7.3141

Amounts included in the statements of
operations and cash flows for the year	US$1=RMB6.96225	US$1=RMB7.6172

The translation gain recorded for the years ended December 31, 2008 and 2007 was $601,815 and $461,686 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representation that the RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(O)	Income per share

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Including in December 31, 2008 and 2007, the Company’s 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance.

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share and a stock option to purchase 100,000 shares of common stock at a price of $1.50 per share were outstanding as of December 31, 2008 and 2007, but were excluded from the calculation of diluted earnings per share because the effects of stock warrants and a stock option were anti-dilutive.

(P)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(Q)	Recent Accounting Pronouncements

In December 2007, FASB issued Statement 141 (Revised 2007), “Business Combinations”. This statement provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement will become effective where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect to have a material impact on the Company’s financial position.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statement – an amendment of ARB No. 51”, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. This effective will effective for all full fiscal and interim periods beginning after December 15, 2008. The Company does not expect to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect to have a material impact on the Company’s financial position.
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

2.	BUSINESS COMBINATIONS

On September 25, 2008, the Company’s subsidiary Huifeng Bio-Technic entered into a series of exclusive contractual agreements with Xi’an Qinba Xintong Medical Limited (“Qinba”), a company organized under the laws of the PRC, and their respective registered shareholders, pursuant to which Huifeng Bio-Technic will provide exclusive management consulting and other general business operation services to Qinba in exchange for service fees amounting to 70% of the total profit of Qinba. Each of the registered PRC shareholders of Qinba also entered into shares pledge agreements and option agreements; each shareholder pledged their respective interests in Qinba for the due performance of such Qinba’s obligations under its respective management entrustment agreement. Huifeng Bio-Technic has been assigned all voting rights by the shareholders of Qinba and has the option to acquire the equity interests of Qinba at a mutually agreed purchase price. As part of this arrangement, Huifeng Bio-Technic has agreed to provide an interest free loan totaling $291,792 to Qinba for working capital purposes.

Through the above contractual arrangements, Huifeng Bio-Technic would have become the primary beneficiary of Qinba which is a variable interest entity as defined under FIN 46R “Consolidation of Variable Interest Entities”.

In October 2008 Huifeng Bio-Technic advanced Qinba $58,358 as part of the $291,792 loan advancement required to be made for working capital purposes.

Huifeng Bio-Technic was unable to make further loan advances and defaulted on its contractual arrangements with Qinba. Subsequent to the default, Huifeng Bio-Technic in December 2008 entered into discussions with Qinba to terminate its contractual relationship. The parties have verbally agreed to this termination on the basis that Huifeng Bio-Technic shares no profits of Qinba and that Qinba will forfeit $37,933 from the $58,358 interest free loan already advanced by Huifeng Bio-Technic. In January 2009, Qinba refunded $20,425 balance of loan to Huifeng Bio-Technic after the deduction of $37,933 as penalty.  (See note 18)

As of December 31, 2008, the Company wrote-off $37,933 from its loan to Qinba as irrecoverable.

3.	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of December 31, 2008 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic In.	The PRC	100%	Manufacturing and sale of pharmaceutical raw materials
Xi’an Huifeng Biochemistry Engineering Company Limited	The PRC	70%	Dormant
Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Accounts receivable	$2,985,795	$1,681,411
Less: allowance for doubtful accounts	(107,927)	(20,582)
Accounts receivable, net	$2,877,868	$1,660,829

For the years ended December 31, 2008 and 2007, the Company recorded allowance for and recovery of doubtful accounts of $84,631 and $36,909 respectively.

5.	INVENTORIES, NET

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Raw materials	$655,267	$1,050,799
Work-in-progress	2,276,087	922,354
Finished goods	1,808,876	684,152
	4,740,230	2,657,305
Less: provision of obsolescence	-	-
	$4,740,230	$2,657,305

For the years ended December 31, 2008 and 2007, the Company did not have any obsolete inventories.

6.	OTHER ASSETS

Other assets at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Advances to staff	$12,206	$17,667
Other receivables and prepayments	40,131	14,428
Trade deposits paid	276,659	979,890
	$328,996	$1,011,985

7.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2008 and 2007:

	2008	2007

Factory buildings	$1,442,985	$612,159
Plant and machinery	5,462,594	3,942,330
Motor vehicles	122,434	102,784
Furniture and office equipment	51,451	37,536
Construction in progress - factory building	665,286	42,851
	7,744,750	4,737,660
Less: accumulated depreciation	(1,797,292)	(1,228,316)
Property and equipment, net	$5,947,458	$3,509,344

Depreciation expenses for the years ended December 31, 2008 and 2007 were $479,008 and $383,153 respectively.

8.	LAND USE RIGHTS, NET

Land use rights at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Land use rights	$162,674	$151,667
Less: accumulated amortization	(14,110)	(9,333)
Land use rights, net	$148,564	$142,334

Amortization expenses for the years ended December 31, 2008 and 2007 were $3,268 and $2,988 respectively.

9.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Other payables	$172,797	$75,590
Accrued expenses	134,452	113,660
Deposits received from customers	100,477	56,318
	$407,726	$245,568

10.	INCOME TAX

a.	Huifeng Bio-pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2008 and 2007.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction.  According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. The provision for income tax expenses for 2008 and 2007 was $467,447 and $237,506 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  No provision for income tax expenses for 2008 and 2007 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rates for 2008 and 2007 were 25% and 33% respectively due to changes in income tax policy during 2008. The provision for income tax expenses for 2008 and 2007 was $61,123 and $28,466 respectively.

The income tax expenses for 2008 and 2007 are summarized as follows:

	2008	2007
PRC Income Tax
Current	$528,570	$265,972
	$528,570	$265,972

b.
The Company’s deferred tax assets at December 31, 2008 and 2007 consist of net operating loss carry forwards calculated using statutory effective tax rates.  Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not.  Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of in December 31, 2008 and 2007, the Company had net operating loss carry forwards of approximately $1,937,833 and $985,832 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire 2025.  The net changes in the valuation allowance for 2008 and 2007 were $658,863 and $335,183 respectively.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Huifeng Bio-Pharmaceutical
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34)%	(34)%
Foreign income taxes	24.8%	17.4%

Effective income tax rate	24.8%	17.4%

Total deferred tax asset	0%	0%

11.	NOTES PAYABLE

Notes payable as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
Notes payable to a financial institution, interest rate of
12.5838% per annum, secured by a director property and
the company's fixed assets, guaranteed by a third party,
due August 2008, was extended to July 2009	$281,579	$295,320

Current maturities	$281,579	$295,320

Interest expenses for the years ended December 31, 2008 and 2007 were $34,036 and $27,945 respectively.

12.	CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a two-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the years ended December 31, 2008 and 2007, the Company amortized $169,750 and $0 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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

As of December 31, 2008, the Note holders have not converted the principal amount of their Notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the years ended December 31, 2008 and 2007, the Company recorded amortization of $153,343 and $0 respectively as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the years ended December 31, 2008 and 2007, $203,333 and $0 respectively was recorded as interest expenses.

13.	NET INCOME PER SHARE

The following is net income per share information at December 31:

	2008	2007

Net income for basic and diluted income per share	$1,552,431	$1,283,683

Basic weighted-average common stock outstanding	18,466,169	18,466,169
Effect of dilutive securities
Convertible notes	2,000,000	5,479

Diluted weighted-average common stock outstanding	20,466,169	18,471,648

Net income per share - basic	$0.08	$0.07

Net income per share - diluted	$0.08	$0.07

14.	COMMITMENTS AND CONTINGENCIES

(A)	Capital commitments

As of December 31, 2007, the Company had capital commitments of $512,954 with suppliers for the purchase of production equipment and factory construction. The Company had no capital commitments as of December 31, 2008.

(B)	Operating lease commitments

The Company occupies office and storage spaces from a third party under operating leases which expires on September 30, 2009 and March 10, 2009 at a quarterly rental of $2,801 and $483 respectively.  Accordingly, for 2008 and 2007, the Company recognized rental expense for these spaces in the amount of $13,450 and $12,277, respectively.

As of December 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases of $8,402 and $403, which are due on September 30, 2009 and March 10, 2009 respectively.

(C)	Contingencies

In December 2008, the Company was in default to provide the agreed financial support to its 70% variable Interest entity – Qinba. The Company had advanced $58,358 in October 2008 and the remainder of $37,933 was become irrecoverable and therefore the amount has been written off. The termination is still in progress, the Company was unable to collect the financial statement of Qinba as of December 31, 2008 and therefore the deconsolidation of Qinba was measured using the unaudited carrying amounts as of September 30, 2008. Further compensation may be incurred, but the Company believes that any potential liability associated with the termination of this matter will not have a material effect on its financial position or results of operations.

15.	SHAREHOLDERS’ EQUITY

(A)	Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vesting schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected life of two years. The value of options recognized during the years ended December 31, 2008 and 2007 were $29,111 and $0 respectively.

(B)	Appropriated retained earnings

The Company’s wholly owned subsidiary, Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical are required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2008 and 2007, the Company’s wholly owned subsidiary Huifeng Bio-Technic appropriated $264,887 and $137,039, respectively; and the Company’s 80.2% owned subsidiary Huifeng Pharmaceutical also appropriated $19,929 and $0, respectively to the reserves funds based on its net income under PRC GAAP.

16.	RELATED PARTY TRANSACTIONS

During 2007 the Company received $280,503 on behalf of two stockholders for shares which they have transferred to a new investor.

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

17.	CONCENTRATIONS AND RISKS

During 2008, 100% of the Company’s assets were located in China, and during 2007, 86% and 14% of the Company’s assets were located in China and Hong Kong respectively.

During 2008 and 2007, 45% and 57% of the Company’s revenues were derived from companies located in China respectively.

The Company relied on one customer for approximately $894,947 representing in aggregate 14% of sales for the year ended December 31, 2007.  At December 31, 2007, accounts receivable from that customer totaled $99,370.

The Company relied on two suppliers for approximately $644,928 and $606,025 representing in aggregate 23% of purchases for the year ended December 31, 2008, and relied on two suppliers for approximately $759,628 and $633,974 representing in aggregate 23% of purchases for the year ended December 31, 2007.  At December 31, 2008 and 2007, accounts payable to those suppliers totaled $18,332 and $36,423 respectively.

18.	SUBSEQUENT EVENT

In January 2009, $20,425 was received from Qinba as repayment of advances made less $37,933 penalty discussed in Note 2.