Form 10-Q
period 2009-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-05-20
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Number of shares of Common Stock outstanding as of May 12, 2009, was 18,466,169 shares of common stock, par value $0.018.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,291	$45,574
Accounts receivable, net	2,443,518	2,877,868
Inventories, net	4,767,039	4,740,230
Other assets	508,641	328,996
Total Current Assets	7,749,489	7,992,668

PROPERTY AND EQUIPMENT, NET	5,948,279	5,947,458

LAND USE RIGHTS, NET	147,920	148,564

TOTAL ASSETS	$13,845,688	$14,088,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$316,768	$520,280
Other payables and accrued expenses	516,088	407,726
Income tax and other taxes payable	671,715	538,483
Notes payable	281,933	281,579
Convertible notes payable (net of unamortized discount of $242,320 and due December 31, 2009)	1,757,680	1,676,907
Total Current Liabilities	3,544,184	3,424,975

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTERESTS	512,257	507,679

STOCKHOLDERS' EQUITY
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of March 31, 2009 and December 31, 2008)	332,388	332,388
Additional paid-in capital	8,366,779	8,355,863
Retained earnings (deficit)
Unappropriated	(796,432)	(403,795)
Appropriated	504,780	504,780
Accumulated other comprehensive income	1,381,732	1,366,800
Total Stockholders' Equity	9,789,247	10,156,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,845,688	$14,088,690

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

NET SALES	$1,325,895	$2,586,448

COST OF SALES	(1,051,840)	(1,608,945)

GROSS PROFIT	274,055	977,503

OPERATING EXPENSES
Selling expenses and distribution expenses	52,358	24,893
General and administrative expenses	408,714	397,777
Depreciation and amortization	14,841	12,702
Total Operating Expenses	475,913	435,372

(LOSS) INCOME FROM OPERATIONS	(201,858)	542,131

OTHER INCOME (EXPENSES)
Interest income	232	855
Interest expenses	(142,103)	(136,346)
Other income	-	75,495
Total Other Income (Expenses)	(141,871)	(59,996)
(LOSS) INCOME FROM OPERATIONS BEFORE
TAXES AND MINORITY INTERESTS	(343,729)	482,135

INCOME TAX EXPENSE	(44,997)	(135,017)

MINORITY INTERESTS	(3,911)	(8,863)

NET (LOSS) INCOME	(392,637)	338,255

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	14,932	350,294

COMPREHENSIVE (LOSS) INCOME	$(377,705)	$688,549

Net (loss) income per share - basic	$(0.02)	$0.02
Net (loss) income per share - diluted	$(0.02)	$0.02
Weighted average number of shares outstanding during the period - basic	18,466,169	18,466,169
Weighted average number of shares outstanding during the period - diluted	20,466,169	20,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392,637)	$338,255
Adjusted to reconcile net (loss) income to cash provided by
operating activities:
Allowance for doubtful accounts - accounts receivable	276,956	(11,137)
Depreciation and amortization - cost of sales	150,998	102,194
Depreciation and amortization	14,841	12,702
Amortization of discount on convertible notes	38,335	38,335
Amortization of deferred financing costs	42,438	42,438
Stock options issued to a legal counsel	10,916	-
Minority interests	3,911	8,863
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	160,946	(380,026)
Inventories, net	(20,851)	(205,540)
Other assets	(179,206)	412,170
Increase (decrease) in:
Accounts payable	(204,136)	(36,026)
Other payables and accrued expenses	107,833	87,453
Income tax and other taxes payable	132,536	161,122
Due to stockholders	-	(285,914)
Net cash provided by operating activities	142,880	284,889

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	-	(27,872)
Purchase of property and equipment	(158,359)	(780,249)
Due from stockholders	-	(100,342)
Net cash used in investing activities	(158,359)	(908,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	278,719
Net cash provided by financing activities	-	278,719

EFFECT OF EXCHANGE RATES ON CASH	196	38,450

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,283)	(306,405)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,574	2,219,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,291	$1,913,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$2,225

Interest expenses	$11,329	$38,906

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology Inc. and all of its subsidiaries (collectively “Huifeng Bio-Pharmaceutical”) or (the “Company”) are principally engaged in the manufacture of plant extracts and bio-chemical products in the People’s Republic of China (“PRC”), for sale in the PRC market, Japan and some European countries.

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of March 31, 2009 are described in Note 4 – Subsidiaries.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2009 and December 31, 2008, the consolidated results of operations for the three months ended March 31, 2009 and 2008, and consolidated cash flows for the three months ended March 31, 2009 and 2008. The consolidated results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPMARCH 31, 2009 (UNAUDITED)

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and 2008 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

Minority interests represent the minority stockholders' proportionate share of the profits of Huifeng Engineering and Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of March 31, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic Inc.	The PRC	100%	Manufacturing and sale of pharmaceutical raw materials
Xi’an Huifeng Biochemistry Engineering Company Limited	The PRC	70%	Dormant
Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

NOTE 5 CASH AND CASH EQUIVALENTS

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 6 STOCK-BASED COMPENSATION

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
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 7 INCOME TAXES

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

Huifeng Bio-Pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the three months ended March 31, 2009 and 2008.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. In March 2008, the local tax bureau adjusted the applicable tax rates of new and high technology enterprise to 18%, 20%, 22%, 24% and 25% for the years 2008, 2009, 2010, 2011 and 2012 respectively. Provision for income tax expenses for the three months ended March 31, 2009 and 2008 were $15,199 and $111,021 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three months ended March 31, 2009 and 2008 as Huifeng Engineering has incurred net operating loss.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the three months ended March 31, 2009 and 2008 was 25%. The provision for income tax expenses for the nine months ended September 30, 2008 and 2007 was $29,798 and $23,996 respectively.

NOTE 8 (LOSS) INCOME PER SHARE

Basic (loss) income per share is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Including for the three months ended March 31, 2009 and 2008, the Company’s 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance.

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share was outstanding as of March 31, 2009 and 2008 and a stock option to purchase 100,000 shares of common stock at price $1.50 per share was outstanding as of March 31, 2009, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants and a stock option is anti-dilutive.

NOTE 9 BUSINESS SEGMENTS

The Company operates in only one segment, thereafter segment disclosure is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 will be effective on April 1, 2009. FAS 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 107-1 and APB 28-1 will have a significant effect on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 will be effective on April 1, 2009. FAS 115-2 and FAS 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 115-2 and FAS 124-2 require comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 115-2 and FAS 124-2 will have a significant effect on its consolidated financial position or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FAS 157-4 will be effective on April 1, 2009 and will be applied prospectively. FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating whether the adoption of FAS 157-4 will have a significant effect on its consolidated financial position or results of operations.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 11 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the three months ended March 31, 2009 and 2008, the Company amortized $42,438 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 11 CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

As of March 31, 2009, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three months ended March 31, 2009 and 2008, the Company recorded amortization of $38,335 as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three months ended March 31, 2009 and 2008, $50,000 and $50,556 respectively were recorded as interest expenses.

NOTE 12 COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company occupies an office from a third party under operating leases which expires on September 30, 2009 at a quarterly rental of $2,848. Accordingly, for the three months ended March 31, 2009 and 2008, the Company recognized rental expenses for this space in the amount of $2,848 and $2,857 respectively.

As of March 31, 2009, the Company has outstanding commitments with respect to the non-cancelable operating leases of $5,696 which are due by September 2009.

NOTE 13 STOCKHOLDERS’ EQUITY

Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vest schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of options recognized during the three months ended March 31, 2009 was $10,916.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009 (UNAUDITED)

NOTE 14 RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

NOTE 15 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2009 and 2008, 100% of the Company’s assets were located in China and Hong Kong.

During the three months ended March 31, 2009 and 2008, 38% and 48% of the Company's revenues were derived from companies located in China respectively.

The Company relied on two customers for approximately $357,293 and $213,683 representing in aggregate 43% of sales for the three months ended March 31, 2009. At March 31, 2009, accounts receivable from a customer was $322,207.

The Company relied on two suppliers for approximately $108,448 and $131,452, representing in aggregate 38% of purchases for the three months ended March 31, 2009, and the Company relied on two suppliers for approximately $238,075 and $255,158, representing in aggregate 26% of purchases for the three months ended March 31, 2008. The accounts payable to those suppliers as of March 31, 2009 and 2008 were $45,733 and $0 respectively.

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

The Company does not have any reserves against its accounts receivable or inventories at March 31, 2009 and 2008. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2009 were $1,325,895, a decrease of $1,260,553 from $2,586,448 for same quarter in 2008. Our decreases in sales revenues in 2009 were mainly due to the financial tsunami affected our sales significantly and as a result of decrease in the sales of our products including pharmaceutical raw material such as Troxerutin and Diosmin and pharmaceutical intermediates such as Quercetin and L-Rhamnose during the period. An analysis of our decrease in sales of our products is as follows:

	For the quarter ended March 31,		Increase/
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$132,035	$1,208,128	$(1,076,093)
Pharmaceutical raw-material	841,416	910,795	(69,379)
Plant Extractive and others	352,444	467,525	(115,081)
TOTAL	$1,325,895	$2,586,448	$(1,260,553)

Cost of revenues for the quarter ended March 31, 2009 were $1,051,840, a decrease of $557,105 from $1,608,945 for the quarter ended March 31, 2008. Compared to the quarter ended March 31, 2008, the decrease in cost of sales of our products was because of 49% decrease in our products sold during the period. An analysis of our decrease in cost of revenues of our products is as follows:

	For the quarter ended March 31,		Increase /
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$92,746	$884,134	$(791,388)
Pharmaceutical raw-material	660,981	578,077	82,904
Plant Extractive and others	298,113	146,734	151,379
TOTAL	$1,051,840	$1,608,945	$(557,105)

The gross profit margin for the quarter ended March 31, 2009 decreased to 21% from 36% in the same period of 2008. The decrease in gross profit margin was mainly due to the increase in cost of goods sold and the decrease in selling price as a result of the pricing pressure caused by the international financial crisis.

Gross profit for the quarter ended March 31, 2009 was $274,055, a decrease of $703,448 or 72% from $977,503 for the period ended March 31, 2008. The decrease was mainly attributable to the increase in the cost of raw materials and the decrease in selling price. In addition, our sales volume also decreased during the period due to the financial tsunami.

General and Administrative Expenses
General and Administrative expenses totaled $408,714 for the three months ended March 31, 2009, an increase of $10,937 from $397,777 for the three months ended March 31, 2008. The increase in general and administrative expenses was mainly due to the net increase in allowance for doubtful accounts of $276,956 after deduction of decrease in financing service expenses and foreign currency exchange loss totaling $248,803 during the period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $52,358 for the three months ended March 31, 2009, an increase of $27,465 from $24,893 for the three months ended March 31, 2008. The Company has increased its transportation expenses and COS certification fee totaling $27,162 in the current quarter as compared to the same quarter last year.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $30,291 at March 31, 2009.

In the three months ended March 31, 2009, our cash provided by operating activities totaled $142,880, mainly due to decrease in accounts receivable of $160,946. In the three months ended March 31, 2009, our cash used in investing activities totaled $158,359 mainly for the purchase of new production machinery and equipment.

Working Capital

Our working capital amounted to $4,205,305 at March 31, 2009.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the three months ended March 31, 2009 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.84560 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $ 14,932 during the first quarter of 2009. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1 A. Risk Factors

During the three months ended March 31, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of May 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer

By:	/s/ Sanding Tao
Sanding Tao Chief Financial Officer (Principal Financial and Accounting Officer)