Form 10-Q
period 2009-06-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-08-14
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Number of shares of Common Stock outstanding as of June 30, 2009, was 18,466,169 shares of common stock, par value $0.018.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “  Part II — Other Information, Item 1A. Risk Factors ” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Huifeng Bio-Pharmaceutical Technology, Inc. and our subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES (“HFGB”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,105	$44,898
Accounts receivable, net	2,824,882	2,877,868
Inventories, net	5,667,856	4,740,230
Other assets	564,764	328,996
Assets related to discontinued operations, held for sale	-	114,577
Total Current Assets	9,142,607	8,106,569

PROPERTY AND EQUIPMENT, NET	5,693,441	5,833,557

LAND USE RIGHTS, NET	147,106	148,564

TOTAL ASSETS	$14,983,154	$14,088,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$448,500	$520,280
Other payables and accrued expenses	598,624	390,598
Income tax and other taxes payable	407,617	538,483
Notes payable	574,157	281,579
Convertible notes payable (net of unamortized discount of $161,546 and due on December 31, 2009)	1,838,454	1,676,907
Liabilities related to discontinued operations, held for sale	-	17,128
Total Current Liabilities	3,867,352	3,424,975

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
HFGB Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 18,466,169 shares issued and outstanding as of June 30, 2009 and December 31, 2008)	332,388	332,388
Additional paid-in capital	8,377,695	8,355,863
Retained earnings (deficit)
Unappropriated	6,762	(403,795)
Appropriated	504,780	504,780
Accumulated other comprehensive income	1,383,051	1,366,800
Total HFGB Stockholders' Equity	10,604,676	10,156,036

Non-controlling Interests	511,126	507,679
TOTAL EQUITY	11,115,802	10,663,715
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,983,154	$14,088,690

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET SALES	$3,091,525	$2,764,994	$4,417,420	$5,351,442

COST OF SALES	(1,914,020)	(1,903,370)	(2,965,860)	(3,512,315)

GROSS PROFIT	1,177,505	861,624	1,451,560	1,839,127

OPERATING EXPENSES
Selling expenses and distribution expenses	34,571	67,005	86,929	91,898
General and administrative expenses	32,707	232,002	441,406	629,761
Depreciation and amortization	6,375	4,967	12,844	9,681
Total Operating Expenses	73,653	303,974	541,179	731,340

INCOME FROM CONTINUING OPERATIONS	1,103,852	557,650	910,381	1,107,787

OTHER INCOME (EXPENSE)
Interest income	1,128	3,516	1,360	4,371
Interest expense	(147,702)	(149,629)	(289,805)	(285,975)
Other income	51,477	89,070	51,477	164,565
Total Expenses, net	(95,097)	(57,043)	(236,968)	(117,039)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,008,755	500,607	673,413	990,748

INCOME TAX EXPENSE	(139,574)	(127,751)	(184,571)	(262,768)

NET INCOME FROM CONTINUING OPERATIONS	869,181	372,856	488,842	727,980

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(8,574)	(8,256)	(16,961)	(16,262)
Loss from disposal of discontinued operations	(34,446)	-	(34,446)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(43,020)	(8,256)	(51,407)	(16,262)

NET INCOME	826,161	364,600	437,435	711,718
Less: net income attributable to non-controlling interests	(22,967)	(4,782)	(26,878)	(13,645)
NET INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	803,194	359,818	410,557	698,073
OTHER COMPREHENSIVE INCOME
Total other comprehensive income	1,319	224,538	16,251	574,832
Add (less): foreign currency translation (gain) loss attributable to non-controlling interests	24	(18,476)	(1,071)	(52,037)
Foreign currency translation gain attributable to HFGB common stockholders	1,343	206,062	15,180	522,795

COMPREHENSIVE INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	$804,537	$565,880	$425,737	$1,220,868

Income per share – basic
Continuing operations	$0.04	$0.02	$0.02	$0.04
Discontinued operations	-	-	-	-
Net income per share - basic	$0.04	$0.02	$0.02	$0.04

Income per share - diluted
Continuing operations	$0.04	$0.02	$0.02	$0.03
Discontinued operations	-	-	-	-
Net income per share - diluted	$0.04	$0.02	$0.02	$0.03
Weighted average number of shares outstanding during the period - basic	18,466,169	18,466,169	18,466,169	18,466,169
Weighted average number of shares outstanding during the period - diluted	20,466,169	20,466,169	20,466,169	20,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income continuing operations	$427,518	$714,335
Net loss from discontinued operations	(16,961)	(16,262)
Net income	410,557	698,073
Adjusted to reconcile net income to cash used in
operating activities, including discontinued operations:
Allowance for doubtful accounts - accounts receivable	217,373	21,374
Depreciation and amortization - cost of sales	298,984	210,371
Depreciation and amortization	12,844	9,681
Amortization of discount on convertible notes	76,672	76,672
Amortization of deferred financing costs	84,875	84,875
Stock option issued to a legal counsel	21,832	7,278
Non-controlling interests	26,878	13,645
Loss from disposal of discontinued operations	34,446	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(160,422)	(977,166)
Inventories	(921,328)	(1,071,887)
Other assets	(235,370)	530,052
Increase (decrease) in:
Accounts payable	(72,511)	5,278
Other payables and accrued expenses	213,356	91,165
Income tax and other taxes payable	(131,636)	186,719
Due to stockholders	-	(290,080)
Net cash used in operating activities – continuing operations	(123,450)	(403,950)
Net cash provided by operating activities – discontinued operations	16,753	16,209
Net cash used in operating activities	(106,697)	(387,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investment	-	(28,278)
Purchase of property and equipment	(161,862)	(1,172,615)
Net cash inflow on disposal of discontinued operations	15,612	-
Net cash used in investing activities – continuing operations	(146,250)	(1,200,893)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(146,250)	(1,200,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	292,259	260,158
Net cash provided by financing activities – continuing operations	292,259	260,158
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	292,259	260,158

EFFECT OF EXCHANGE RATES ON CASH	219	54,075

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,531	(1,274,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,574	2,219,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,105	$945,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$394,214	$2,258

Interest expenses	$27,146	$107,762

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

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

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of June 30, 2009 are described in Note 4 – Subsidiaries.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2009 and December 31, 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and consolidated cash flows for the six months ended June 30, 2009 and 2008. The consolidated results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

The results of discontinued operations have been reported separately in the unaudited condensed consolidated financial statements and the previously reported financial statements have been reclassified.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of June 30, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding Manufacturing and sale of
Xi’an Huifeng Bio-Technic In.	The PRC	100%	pharmaceutical raw materials

Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

The Company disposed its 70% owned subsidiary – Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in June 2009. See Note 16 – Discontinued Operations for further details.

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
AS OF JUNE 30, 2009 (UNAUDITED)

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

Huifeng Bio-Pharmaceutical was incorporated in the United States.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three and six months ended June 30, 2009 and 2008 were $108,825, $108,797, $124,025 and $219,818 respectively.

Huifeng Engineering 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three and six months ended June 30, 2009 and 2008 as Huifeng Engineering has incurred net operating loss and was disposed on June 28, 2009.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the six months ended June 30, 2009 and 2008 was 25%. The provision for income tax expenses for the three and six months ended June 30, 2009 and 2008 was $30,749, $18,954, $60,547 and $42,950 respectively.

NOTE 8 INCOME PER SHARE

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Included in diluted weighted average number of shares for the three and six months ended June 30, 2009 and 2008 is the Company’s 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due in 2 years from their issuance and convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1 per share.

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share was outstanding as of June 30, 2009 and 2008 and a stock option to purchase 100,000 shares of common stock at price $1.50 per share was outstanding as of June 30, 2009, but were excluded from the calculation of diluted earnings per share because the effect of these warrants and stock option was anti-dilutive.

NOTE 9 BUSINESS SEGMENTS

The Company operates in only one segment, thereafter segment disclosure is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim report and annual periods that end after June 15, 2009. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or EITF Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 will be effective for interim and annual periods that end after September 15, 2009. The Company does not expect the standard to have any impact on the Company’s financial position.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

NOTE 11 NOTES PAYABLE

Notes payable as of June 30, 2009 (unaudited) and December 31, 2008 (audited) consisted of the following:

	June 30, 2009	December 31, 2008
Notes payable to a financial institution, interest rate of
12.5838% per annum, secured by a director property and
the company's fixed assets, guaranteed by a third party,
due June 2008, was extended to July 2009	$281,964	$281,579

Note payable to a bank, interest rate of 6.372% per annum,
guaranteed by a director and a third party, due May 2010	292,193	-

Current maturities	$574,157	$281,579

The interest expenses for the three and six months ended June 30, 2009 and 2008 were $13,755, $16,507, $22,639 and $21,524 respectively.

NOTE 12 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a two-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the six months ended June 30, 2009 and 2008, the Company amortized $42,437, $42,437, $84,875 and $84,875 of financing costs in interest expenses respectively. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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
AS OF JUNE 30, 2009 (UNAUDITED)

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

As of June 30, 2009, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three and six months ended June 30, 2009 and 2008, the Company recorded amortization of $38,337, $38,337, $76,672 and $76,672 respectively as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three and six months ended June 30, 2009 and 2008, $51,111, $51,111, $101,111 and $101,667 respectively were recorded as interest expenses.

NOTE 13 COMMITMENTS AND CONTINGENCIES

(A) Operating lease commitments

The Company occupies an office and warehouses from third parties under operating leases which expires on September 30, 2009 and on July 23, 2011 at a quarterly rental of $2,850 and at an annually rental of $4,968 respectively. Accordingly, for the three and six months ended June 30, 2009 and 2008, the Company recognized rental expenses for this space in the amount of $5,335, $2,939, $8,183 and $5,796 respectively.

As of June 30, 2009, the Company has outstanding commitments with respect to the non-cancelable operating leases which are due as follows:

2009	$5,334
2010	4,968
2011	2,898
$13,200

(B) Capital commitments

As of June 30, 2009, the Company had capital commitments of $467,508 for the construction of office building at Changwu, Shaanxi Province, PRC. As of June 30, 2009, the Company has made a deposit of $36,524.

NOTE 14 STOCKHOLDERS’ EQUITY

Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vest schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of options recognized during the three and six months ended June 30, 2009 was $10,916, $7,278, $21,832 and $7,278 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009 (UNAUDITED)

NOTE 15 RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

NOTE 16 DISCONTINUED OPERATIONS

On June 28, 2009, Huifeng Bio-Technic entered into an agreement with a third party to sell its 70% interest in Huifeng Engineering for a consideration of $21,919 in cash. The operations of Huifeng Engineering have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and are summarized as follows:

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

General and administrative expenses	$(193)	$(37)	$(208)	$(16,209)
Depreciation	(8,381)	(8,221)	(16,753)	(55)
Operating expenses	$(8,574)	$(8,258)	$(16,961)	$(16,264)
Interest income	-	2	-	2
Loss from discontinued operations	$(8,574)	$(8,256)	$(16,961)	$(16,262)

The assets and liabilities of discontinued operations as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$-	$676
Equipment, net	-	113,901
Total assets related to discontinued operations	$-	$114,577

LIABILITIES
Other payables	$-	$17,128
Total liabilities related to discontinued operations	$-	$17,128

The detailed information on the loss on disposal of Huifeng Engineering is as follows:

Cash and cash equivalents	$6,307
Fixed assets, net	97,188
Other payables	(22,973)
Non-controlling interests	(24,157)
Book value of net assets disposed	56,365
Less: Consideration for disposition	(21,919)
Loss on disposal of discontinued operations	$34,446

The detailed information on net cash inflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$21,919
Less: cash and cash equivalent disposed	(6,307)
Net cash inflow	$15,612

NOTE 17 CONCENTRATIONS AND RISKS

During the six months ended June 30, 2009 and 2008, 100% of the Company’s assets were located in China and Hong Kong.

During the six months ended June 30, 2009 and 2008, 47% and 49% of the Company's revenues were derived from companies located in China respectively.

The Company relied on a customer for approximately $475,027 representing in aggregate 11% of sales for the six months ended June 30, 2009. At June 30, 2009, accounts receivable from this customer was $33,033.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Huifend Bio-Pharmaceutical Techonology, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Huifeng Bio-Pharmaceutical Technology, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and the Annual Report 10-K, particularly in “Risk Factors” section in the Annual Report on 10-K.   All references to years relate to the calendar year ended December 31 of the particular year.

OVERVIEW

History

On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. sold 7,229,601 shares of the common stock of the Company, or 56% of the Company’s outstanding common stock, for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin on December 20, 2004.  Immediately thereafter, on December 20, 2004 the Company completed a Northwest Agreement, pursuant to which the Company initially purchased 30% of the common shares of Northwest BioTechnic, Inc. (“NBTI”) in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. The 80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

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

The exchange was treated as a reverse acquisition for accounting purposes. As such, the financial information reflects activity subsequent to the acquisition for the Company and its subsidiaries and financial activity of NBTI prior to the acquisition.

Business

The Company, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC. Huifeng was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian city within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refining technologies in China and is a major Rutin supplier for the world market.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2009 and 2008. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2009 were $3,091,525, an increase of $326,531, or 11.8%, from $2,764,994 for the same quarter in 2008. Our increase in sales revenues for the second quarter of 2009 was mainly due to the increase in our sales of pharmaceutical raw-material, which include our products of Rutin, Troxerutin, Silymarin and Diosmin. An analysis of our results in sales of our products is as follows:

	For the quarter ended June 30,		Increase /
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$765,929	$829,344	$(63,415)
Pharmaceutical raw-material	1,907,060	1,365,665	541,395
Plant Extractive and others	418,536	569,985	(151,449)
TOTAL	$3,091,525	$2,764,994	$326,531

Cost of revenues for the quarter ended June 30, 2009 were $1,914,020, an increase of $10,650, or 0.6%, from $1,903,370 for the quarter ended June 30, 2008. Compared to the quarter ended June 30, 2008, the increase in the cost of revenues for the second quarter of 2009 was caused by the increase in sales of our pharmaceutical raw-material. An analysis of our results in cost of revenues of our products is as follows:

	For the quarter ended June 30,		Increase /
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$457,478	$559,603	$(102,125)
Pharmaceutical raw-material	1,323,376	987,512	335,864
Plant Extractive and others	133,166	356,255	(223,089)
TOTAL	$1,914,020	$1,903,370	$10,650

Gross margin for the quarter ended June 30, 2009 was $1,177,505, an increase of $315,881, or 36.7%, from $861,624 for the same period ended June 30, 2008 as a result of the increase in our products sold.

Our gross margin as a percentage of revenues for 2009 increased from 31.2% for the second quarter of 2008 to 38% in the same quarter in 2009 because of we increased the selling price of production raw-materials during the period.

General and Administrative Expenses

General and Administrative expenses totaled $32,707 for the three months ended June 30, 2009, a decrease of $199,295, or 86%, from $232,002 for the three months ended June 30, 2008. The decrease in general and administrative expenses was mainly due to a decrease in legal and professional fees by $88,938 and foreign currency exchange loss by $39,299 during the period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $34,571 for the three months ended June 30, 2009, a decrease of $32,434, or 48%, from $67,005 for the three months ended June 30, 2008. The decrease in selling and distribution expenses was mainly due to the increase in sea freight instead of air freight during the period as compared to the same quarter of 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2009 were $4,417,420, a decrease of $934,022, or 17.5%, from $5,351,442 for the same period in 2008. Our decrease in revenues for the six months ended June 30, 2009 was mainly due to the decrease in our sales of pharmaceutical intermediates and Plant Extractive and others products, which include our products of L-Rhamnose, Quercetin and Diosmin. An analysis of our results in sales of our products is as follows:

	Six months ended June 30,		Increase /
Product	2009	2008	(Decrease)

Pharmaceutical intermediates	$897,790	$1,651,168	$(753,378)
Pharmaceutical raw-material	2,635,525	2,534,912	100,613
Plant Extractive and others	884,105	1,165,362	(281,257)

TOTAL	$4,417,420	$5,351,442	$(934,022)

Cost of revenues for the six months ended June 30, 2009 were $2,965,860, a decrease of $546,455, or 15.6%, from $3,512,315 for the six months ended June 30, 2008. Compared to the six months ended June 30, 2008, the decrease in the cost of revenues for the six months ended June 30, 2009 was caused by the decrease in our sales of pharmaceutical intermediates and Plant Extractive and others products, which include our products of L-Rhamnose, Quercetin and Diosmin. An analysis of our results in cost of revenues of our products is as follows:

	Six months ended June 30,		Increase /
Product	2009	2008	(Decrease)

Pharmaceutical intermediates	$549,956	$1,093,231	$(543,275)
Pharmaceutical raw-material	1,892,526	1,841,782	50,744
Plant Extractive and others	523,378	577,302	(53,924)

TOTAL	$2,965,860	$3,512,315	$(546,455)

The gross profit margin for the six months ended June 30, 2009 was $1,451,560, a decrease of $387,567 or 21% from $1,839,127 for the six months period ended June 30, 2008 as a result of the decrease in our products sold.

Our gross margin as a percentage of revenues for the six months ended June 30, 2009 was slightly decreased from 34.4% to 32.9%, which compared to the same period in 2008.

General and Administrative Expenses

General and Administrative expenses totaled $441,406 for the six months ended June 30, 2009, an decrease of $188,355, or 30%, from $629,761 for the six months ended June 30, 2008. The decrease in general and administrative expenses was mainly due to a decrease in legal and professional fees of $235,671.

Selling and Distribution Expenses

Selling and distribution expenses totaled $86,929 for the six months ended June 30, 2009, a decrease of $4,969, or 5.4%, from $91,898 for the six months ended June 30, 2008. The decrease in selling and distribution expenses was mainly due to the increase in sea freight instead of air freight during the six months ended June 30, 2009 by $17,766 as compared to the same period of 2008.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $85,105 at June 30, 2009.

In the six months ended June 30, 2009, our cash used in operating activities totaled $106,697, mainly due to increase in accounts receivable, inventories and other assets of $160,422, $921,328 and $235,370 respectively. In the six months ended June 30, 2009, our cash used in investing activities totaled $146,250 mainly for the purchase of new production machinery and equipment of $161,862. Our cash provided by financing activities in the six months ended June 30, 2009 of $292,259 was a new bank loan from a PRC bank.

Working Capital

Our working capital amounted to $5,275,255 at June 30, 2009.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the six months ended June 30, 2009 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.84480 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $16,251 during the six months ended June 30, 2009. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

(b) Changes in Internal Control over Financial Reporting.  There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Not required.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer

/s/ Sanding Tao
Sanding Tao
Chief Financial Officer