Form 10-Q
period 2009-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2009-11-13
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐ No  ☒

Number of shares of Common Stock outstanding as of September 30, 2009, was 22,341,169 shares of common stock, par value $0.018.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

INDEX

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	2

	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4

	Notes to Unaudited Condensed Consolidated Financial Statements as of September 30, 2009	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II.	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES (“HFGB”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,886	$44,898
Accounts receivable, net	3,818,236	2,877,868
Inventories, net	6,224,705	4,740,230
Other assets	436,379	328,996
Assets related to discontinued operations, held for sale	-	114,577
Total Current Assets	10,764,206	8,106,569

PROPERTY AND EQUIPMENT, NET	6,015,017	5,833,557

LAND USE RIGHTS, NET	146,429	148,564

TOTAL ASSETS	$16,925,652	$14,088,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$377,868	$520,280
Other payables and accrued expenses	767,869	390,598
Income tax and other taxes payable	508,315	538,483
Notes payable	545,513	281,579
Convertible notes payable (net of unamortized discount of $80,773 and due on December 31, 2009)	1,919,227	1,676,907
Liabilities related to discontinued operations, held for sale	-	17,128
Total Current Liabilities	4,118,792	3,424,975

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
HFGB Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2009 and December 31, 2008)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 22,341,169 shares issued and outstanding as of September 30, 2009 and 18,466,169 shares issued and outstanding as of December 31, 2008)	402,138	332,388
Additional paid-in capital	8,962,111	8,355,863
Retained earnings (deficit)
Unappropriated	1,008,767	(403,795)
Appropriated	504,780	504,780
Accumulated other comprehensive income	1,396,877	1,366,800
Total HFGB Stockholders' Equity	12,274,673	10,156,036

Non-controlling Interests	532,187	507,679
TOTAL EQUITY	12,806,860	10,663,715
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,925,652	$14,088,690

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

NET SALES	$4,465,770	$3,534,623	$8,883,190	$8,886,065

COST OF SALES	(2,994,605)	(2,203,839)	(5,960,465)	(5,716,154)

GROSS PROFIT	1,471,165	1,330,784	2,922,725	3,169,911

OPERATING EXPENSES
Selling expenses and distribution expenses	87,072	56,705	174,001	148,603
General and administrative expenses	67,967	261,727	509,373	891,488
Depreciation and amortization	6,334	5,971	19,178	15,652
Total Operating Expenses	161,373	324,403	702,552	1,055,743

INCOME FROM CONTINUING OPERATIONS	1,309,792	1,006,381	2,220,173	2,114,168

OTHER INCOME (EXPENSE)
Interest income	1,080	12,026	2,440	16,397
Interest expenses	(146,750)	(152,508)	(436,555)	(438,483)
Other income	88,383	98,058	139,860	262,623
Total Expenses, net	(57,287)	(42,424)	(294,255)	(159,463)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,252,505	963,957	1,925,918	1,954,705

INCOME TAX EXPENSE	(229,988)	(187,730)	(414,559)	(450,498)

NET INCOME FROM CONTINUING OPERATIONS	1,022,517	776,227	1,511,359	1,504,207

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	-	(8,361)	(16,961)	(24,623)
Loss from disposal of discontinued operations	-	-	(34,446)	-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(8,361)	(51,407)	(24,623)

NET INCOME	1,022,517	767,866	1,459,952	1,479,584
Less: net income (loss) attributable to non-controlling interests	(20,512)	340	(47,390)	(13,305)
NET INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	1,002,005	768,206	1,412,562	1,466,279
OTHER COMPREHENSIVE INCOME
Total other comprehensive income	13,826	155,136	30,077	729,968
Less: foreign currency translation gain attributable to non-controlling interests	(847)	(1,957)	(1,918)	(53,994)
Foreign currency translation gain attributable to HFGB common stockholders	12,979	153,179	28,159	675,974

COMPREHENSIVE INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	$1,014,984	$921,385	$1,440,721	$2,142,253

Income per share – basic
Continuing operations	$0.05	$0.04	$0.08	$0.08
Discontinued operations	-	-	-	-
Net income per share - basic	$0.05	$0.04	$0.08	$0.08

Income per share - diluted
Continuing operations	$0.05	$0.04	$0.07	$0.07
Discontinued operations	-	-	-	-
Net income per share - diluted	$0.05	$0.04	$0.07	$0.07
Weighted average number of shares outstanding during the period - basic	20,354,212	18,466,169	19,102,432	18,466,169
Weighted average number of shares outstanding during the period - diluted	22,354,212	20,466,169	21,102,432	20,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income continuing operations	$1,429,523	$1,490,902
Net loss from discontinued operations	(16,961)	(24,623)
Net income	1,412,562	1,466,279
Adjusted to reconcile net income to cash provided by (used in)
operating activities, including discontinued operations:
Allowance for doubtful accounts - accounts receivable	120,466	(5,713)
Depreciation and amortization - cost of sales	447,031	319,552
Depreciation and amortization	19,178	15,652
Amortization of discount on convertible notes	115,007	115,007
Amortization of deferred financing costs	127,313	127,313
Stock option issued to a legal counsel	32,748	18,195
Stock issued to a legal counsel	37,500	-
Non-controlling interests	47,390	13,305
Loss from disposal of discontinued operations	34,446	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(1,592,376)	(1,012,893)
Inventories	(932,711)	(1,963,774)
Other assets	(106,508)	774,957
Increase (decrease) in:
Accounts payable	40,571	166,021
Other payables and accrued expenses	381,868	264,368
Income tax and other taxes payable	(31,453)	(69,883)
Due to stockholders	-	(293,137)
Net cash provided by (used in) operating activities – continuing operations	153,032	(64.751)
Net cash provided by operating activities – discontinued operations	16,753	24,570
Net cash provided by (used in) operating activities	169,785	(40,181)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(209,850)	(1,438,289)
Net cash inflow from acquisition of subsidiary	-	127,691
Net cash inflow on disposal of discontinued operations	15,612	-
Net cash used in investing activities – continuing operations	(194,238)	(1,310,598)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(194,238)	(1,310,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	263,062	252,898
Net cash provided by financing activities – continuing operations	263,062	252,898
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	263,062	252,898

EFFECT OF EXCHANGE RATES ON CASH	703	70,335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,312	(1,027,546)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	45,574	2,219,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284,886	$1,192,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$546,287	$397,931

Interest expenses	$42,013	$179,497

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On August 17, 2009, the Company issued 1,200,000 shares of restricted common stock having a fair value of $184,359 to a third party for the settlement of outstanding accounts payable.

On August 17, 2009, the Company issued 2,600,000 shares of restricted common stock having a fair value of $421,391 to a third party for the payment of construction costs for an office building located at Changwu County, PRC.

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of September 30, 2009 are described in Note 4 – Subsidiaries.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2009 and December 31, 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and consolidated cash flows for the nine months ended September 30, 2009 and 2008. The consolidated results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

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

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of September 30, 2009 were as follows:

Name	Place of Incorporation	Ownershipinterest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic Inc.	The PRC	100%	Manufacturing and sale of pharmaceutical raw materials

Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

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
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three and nine months ended September 30, 2009 and 2008 were $187,578, $173,679, $311,603 and $393,497 respectively.

Huifeng Engineering 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three and nine months ended September 30, 2009 and 2008 as Huifeng Engineering has incurred net operating loss and was disposed on June 28, 2009.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the nine months ended September 30, 2009 and 2008 was 25%. The provision for income tax expenses for the three and nine months ended September 30, 2009 and 2008 was $42,410, $14,051, $102,956 and $57,001 respectively.

NOTE 8 INCOME PER SHARE

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Included in diluted weighted average number of shares for the three and nine months ended September 30, 2009 and 2008 is the Company’s 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due in 2 years from their issuance and convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1 per share.

Warrants to purchase 500,000 shares of common stock at prices $1.50 per share was outstanding as of September 30, 2009 and 2008 and a stock option to purchase 100,000 shares of common stock at price $1.50 per share was outstanding as of September 30, 2009 and 2008, but were excluded from the calculation of diluted earnings per share because the effect of these warrants and stock option was anti-dilutive.

NOTE 9 BUSINESS SEGMENTS

The Company operates in only one segment, thereafter segment disclosure is not presented.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

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

In August 2009, the FASB issued ASU No. 2009-05 “Measuring Liabilities at Fair Value” (amendments to  ASC Topic 820, Fair Value Measurements and Disclosures)” (“ASU 2009-05”)which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for this quarter. The Company does not expect the standard to have material impact on the Company's financial position.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 11 NOTES PAYABLE

Notes payable as of September 30, 2009 (unaudited) and December 31, 2008 (audited) consisted of the following:

	September 30, 2009	December 31, 2008
Notes payable to a financial institution, interest rate of
10.188% per annum, secured by directors’ properties and
the company's fixed assets, guaranteed by a third party,
due July 2009, was extended to June 2010	$253,013	$281,579

Note payable to a bank, interest rate of 6.372% per annum,
guaranteed by a director and a third party, due May 2010	292,500	-

Current maturities	$545,513	$281,579

The interest expenses for the three and nine months ended September 30, 2009 and 2008 were $12,023, $16,961, $34,662 and $38,485 respectively.

NOTE 12 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a two-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the three and nine months ended September 30, 2009 and 2008, the Company amortized $42,437, $42,437, $127,313 and $127,313 of financing costs in interest expenses respectively. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

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

As of September 30, 2009, the Note holders have not converted the principal amount of their notes into shares of common stock of the Company.

The Company recorded a discount on the Notes in accordance with EITF 98-5 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three and nine months ended September 30, 2009 and 2008, the Company recorded amortization of $38,337, $38,337, $115,007 and $115,007 respectively as interest expenses in the statement of operations.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three and nine months ended September 30, 2009 and 2008, $51,111, $51,111, $152,222 and $152,778 respectively were recorded as interest expenses.

NOTE 13 COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company occupies an office and warehouses from third parties under operating leases which expires on September 30, 2010 and on July 23, 2011 at a quarterly rental of $2,850 and at an annually rental of $4,969 respectively. Accordingly, for the three and nine months ended September 30, 2009 and 2008, the Company recognized rental expenses for this space in the amount of $4,093, $2,214, $12,276 and $8,010 respectively.

As of September 30, 2009, the Company has outstanding commitments with respect to the non-cancelable operating leases which are due as follows:

2009	$4,092
2010	13,518
2011	2,898
$20,508

NOTE 14 STOCKHOLDERS’ EQUITY

(A) Stock issuances

On August 17, 2009, the Board of Directors approved the issuance of 1,200,000 shares of restricted common stock having a fair value of $184,359 to a third party for the settlement of outstanding accounts payable of $184,359. The value of the common stock issued was determined based on the outstanding balance of payable, which below the aggregated amount of $420,000 calculated by the closing market price of $0.35 per share on August 17, 2009.

On August 17, 2009, the Company also issued 2,600,000 shares of restricted common stock having a fair value of $421,391 to a third party for the payment of construction costs for an office building located at Changwu County, PRC of $421,391. The value of the common stock issued was determined based on the outstanding balance of payable, which below the aggregated amount of $910,000 calculated by the closing market price of $0.35 per share on August 17, 2009.

On August 26, 2009, the Company issued 75,000 shares of restricted common stock having a fair value of $37,500 to a legal counsel for legal advisory services provided during the year. The value of the common stock issued was determined based on the closing market price of $0.5 per share on August 26, 2009.

Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vesting schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123R with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of options recognized during the three and nine months ended September 30, 2009 and 2008 was $10,916, $10,916, $32,748 and $18,194 respectively.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009 (UNAUDITED)

NOTE 15 RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007.

NOTE 16 DISCONTINUED OPERATIONS

On June 28, 2009, Huifeng Bio-Technic entered into an agreement with a third party to sell its 70% interest in Huifeng Engineering for a consideration of $21,919 in cash. The operations of Huifeng Engineering have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and are summarized as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

General and administrative expenses	$-	$(1)	$(208)	$(56)
Depreciation	-	(8,361)	(16,753)	(24,570)
Operating expenses	$-	$(8,362)	$(16,961)	$(24,626)
Interest income	-	1	-	3
Loss from discontinued operations	$-	$(8,361)	$(16,961)	$(24,623)

The assets and liabilities of discontinued operations as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$-	$676
Equipment, net	-	113,901
Total assets related to discontinued operations	$-	$114,577

LIABILITIES
Other payables	$-	$17,128
Total liabilities related to discontinued operations	$-	$17,128

The detailed information on the loss on disposal of Huifeng Engineering is as follows:

Cash and cash equivalents	$6,307
Fixed assets, net	97,188
Other payables	(22,973)
Non-controlling interests	(24,157)
Book value of net assets disposed	56,365
Less: Consideration for disposition	(21,919)
Loss on disposal of discontinued operations	$34,446

The detailed information on net cash inflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$21,919
Less: cash and cash equivalent disposed	(6,307)
Net cash inflow	$15,612

NOTE 17 CONCENTRATIONS AND RISKS

During the nine months ended September 30, 2009 and 2008, 100% of the Company’s assets were located in China and Hong Kong.

During the nine months ended September 30, 2009 and 2008, 57% and 47% of the Company's revenues were derived from companies located in China respectively.

The Company relied on two customers for approximately $609,092 and $410,076 representing in aggregate 11% of sales for the nine months ended September 30, 2009. At September 30, 2009, accounts receivable from those two customers totaled $652,796.

NOTE 18 SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 13 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

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

OVERVIEW

History

On December 20, 2004, pursuant to the Malone Agreement, Art Malone, Jr. sold 7,229,601 shares of the common stock of the Company, or 56% of the Company’s outstanding common stock, for $300,000 (the "Sale") to Zhi Lan Wang and Jun Lin on December 20, 2004.  Immediately thereafter, on December 20, 2004 the Company completed a Northwest Agreement, pursuant to which the Company initially purchased 30% of the common shares of Northwest BioTechnic, Inc. (“NBTI”) in exchange for 80,735,590 shares of the Company's common stock ("Acquisition"). The purchase price for the remaining 70% of NBTI's common shares was $1,900,000 payable by the Company's issuance of a promissory note ("Promissory Note") on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock. At the closing of the transaction,   80,735,590 shares of the common stock of the Company sold represented approximately 86.3% of the total outstanding stock of the Company.

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

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2009 and 2008. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

4. Collectability is reasonably assured.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2009 were $4,465,770, an increase of $931,147, or 26%, from $3,534,623 for the same quarter in 2008. Our increase in revenues for the third quarter of 2009 was mainly due to the increase in our sales of pharmaceutical raw-material and Plant Extractive and others products, which include our products of Rutin, Quercetin, Troxerutin (injection) and Diosmin as set forth in the table below. Our increase in revenue is mainly as a result of a gain in new customers and an increase in the number of orders from the Company’s existing customers:

	For the quarter ended September 30,		Increase /
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$1,104,279	$1,327,502	$(223,223)
Pharmaceutical raw-material	2,696,843	1,839,977	856,866
Plant Extractive and others	664,648	367,144	297,504
TOTAL	$4,465,770	$3,534,623	$931,147

Cost of revenues for the quarter ended September 30, 2009 were $2,994,605, an increase of $790,766, or 36%, from $2,203,839 for the quarter ended September 30, 2008. Compared to the quarter ended September 30, 2008, the increase in the cost of revenues for the third quarter of 2009 was caused by the significant increase in sales of our pharmaceutical raw-material and Plant Extractive and others as follows:

	For the quarter ended September 30,		Increase /
Product	2009	2008	(Decrease)
Pharmaceutical intermediates	$697,933	$680,202	$17,731
Pharmaceutical raw-material	1,863,999	1,229,747	634,252
Plant Extractive and others	432,673	293,890	138,783
TOTAL	$2,994,605	$2,203,839	$790,766

Gross margin for the quarter ended September 30, 2009 was $1,471,165, an increase of $140,381, or 10.5%, from $1,330,784 for the same period ended September 30, 2008 as a result of the increase in product sales.

Our gross profit margin for 2009 was decreased from 38% of the third quarter of 2008 to 33% of the third quarter ended September 30, 2009. The decrease was a result of the higher unit cost of our products over the three-month period despite increase in cost of raw material during the third quarter of 2009

General and Administrative Expenses

General and Administrative expenses totaled $67,967 for the three months ended September 30, 2009, a decrease of $193,760, or 74%, from $261,727 for the three months ended September 30, 2008. The decrease in general and administrative expenses was mainly due to a decrease in legal and professional fees of $6,710, decrease in allowance for doubtful accounts of $69,819 and decrease in exchange losses from foreign currency fluctuations of $106,366.

Selling and Distribution Expenses

Selling and distribution expenses totaled $87,072 for the three months ended September 30, 2009, an increase of $30,367, or 53%, from $56,705 for the three months ended September 30, 2008. The increase in selling and distribution expenses was mainly due to the increase of freight charge of $50,932.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2009 were $8,883,190, a slightly decrease of $2,875, or under 1%, from $8,886,065 for the same period in 2008.  An analysis of our results in sales of our products is as follows:

	Nine months ended September 30,		Increase /
Product	2009	2008	(Decrease)

Pharmaceutical intermediates	$2,002,165	$3,516,232	$(1,514,067)
Pharmaceutical raw-material	5,445,430	4,431,680	1,013,750
Plant Extractive and others	1,435,595	938,153	497,442

TOTAL	$8,883,190	$8,886,065	$(2,875)

Cost of revenues for the nine months ended September 30, 2009 were $5,960,465, an increase of $244,311, or 4%, from $5,716,154 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2008. An analysis of our results in cost of revenues of our products is as follows:

	Nine months ended September 30,		Increase /
Product	2009	2008	(Decrease)

Pharmaceutical intermediates	$1,247,493	$1,915,740	$(668,247)
Pharmaceutical raw-material	3,864,665	3,105,808	758,857
Plant Extractive and others	848,307	694,606	153,701

TOTAL	$5,960,465	$5,716,154	$244,311

The gross margin for the nine months ended September 30, 2009 was $2,922,725, a decrease of $247,186, or 8%, from $3,169,911 for the period ended September 30, 2008 as a result of the increase in cost of revenues.

Our gross profit margin for the nine months ended September 30, 2009 had a slightly decrease from 36% to 33% compare to the same period in 2008. The decrease was a result of the higher unit cost of our products over the nine-month period despite increase in cost of raw material during the third quarter of 2009.

General and Administrative Expenses

General and Administrative expenses totaled $509,373 for the nine months ended September 30, 2009, a decrease of $382,115 or 43% from $891,488 for the nine months ended September 30, 2008. The decrease in general and administrative expenses was mainly due to a decrease in legal and professional fees of $242,381 and decrease in exchange losses from foreign currency fluctuations of $247,735.

Selling and Distribution Expenses

Selling and distribution expenses totaled $174,001 for the nine months ended September 30, 2009, an increase of $25,398 or 17% from $148,603 for the nine months ended September 30, 2008. The increase in selling and distribution expenses was mainly due to the increase of freight expenses of $33,166.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our cash balance amounted to $284,886 at September 30, 2009.

In the nine months ended September 30, 2009, our cash provided by operating activities totaled $169,785, mainly due to our net income for the period of $1,429,523 and increase in accounts receivable of $1,592,376. In the nine months ended September 30, 2009, our cash used in investing activities totaled $194,238 mainly for our purchase of property and equipment. Our cash provided by financing activities in the nine months ended September 30, 2009 of $263,062 was a bank loan from a PRC bank.

Working Capital

Our working capital amounted to $6,645,414 at September 30, 2009.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the nine months ended September 30, 2009 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.83760 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $30,077 during the nine months ended September 30, 2009. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer

/s/ Sanding Tao
Sanding Tao
Chief Financial Officer