Form 10-K
period 2009-12-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2010-04-15
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to_______

Commission File Number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	87-0650264
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi An, Shaanxi Province, China 710075
(Address of principal executive office)

86-29-8822-4682
(Registrant’s telephone number, including area code)

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
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2009, was approximately $1,625,348. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 19, 2010, there were 23,051,169 shares of the issuer's common stock, $0.018 par value per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

History

Our company, Huifeng Bio-Pharmaceutical Technology, Inc. (“we,” “us,” “our,” “HFGB,” the “Company” or “our Company”) was incorporated under the laws of the State of Nevada and trades on the Over the Counter ("OTC") Bulletin Board under the symbol “HFGB.”

The Company was originally incorporated in Nevada on March 16, 2000 under the name “Enternet, Inc.” On May 23, 2002, the Articles of Incorporation were amended to change the name of the Company to “Secured Data, Inc.” On October 12, 2005, the Articles of Incorporation were amended to change the name of the Company to “Huifeng Bio-Pharmaceutical Technology, Inc.”

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

▪	Produces pharmaceutical raw materials, active pharmaceutical ingredients, and plant extracts.
▪	Focuses on expanding extract production and new market penetration.
▪	Currently dominant Chinese producer of Rutin and Diosmin.
▪	Serves a diverse domestic and international client base.
▪	Maintains all Chinese qualifying certifications for domestic and international sales of plant extracts and related products.
▪	Includes ISO9000:2001 and multiple national Good Manufacturing Practices(GMP) qualifications.

Our Products

The Company’s products are primarily in the chemical category called flavonoids, with medicinal benefits and multiple end markets, including pharmaceuticals used for human and animals, nutraceuticals, cosmetics, functional drink and food. All the products can be reduced to the three categories as following:

Pharmaceutical Raw Materials
▪	Diosmin EP and other specification clients required.
▪	Rutin USP standard, Rutin DAB9, Rutin DAB10, Rutin EP5, Rutin BP2006
▪	Troxerutin DAB1999, Troxerutin EP5, Troxerutin EP6
▪	Silymarin USP, Silymarin DAB, Silymarin BP2006

Active Pharmaceutical Ingredients
▪	Quercetin , Rhamnose, Glucomannan, Glucuronolactone, Hesperidin, Synephrine, Resveratrol, etc. Soybean Isoflavones, Lutein, Lycopene, 5-HTP, etc.

Plant Extracts
▪	Ginkgo Biloba Extract, Epimedium Extract, Bilberry Extract, Grape Seed Extract, Bitter Melon Extract, Mellisa Officinallis Extract, etc.

During 2006, we finished two new products lines, Diosmin and L-Rhamnose. Since January 2008, the Company began the process of applying the Certificate of Suitability (COS) certificate for Diosmin from the European Directorate for the Quality of Medicines & HealthCare (EDQM). The Company introduced new facilities and equipments for this certificate and fulfilled process managing procedures and files according to the COS requirements. We introduced a Hesperidin production line in 2008 which keeps the stable quality and sufficiency of raw material for Diosmin.

The chemical name of Diosmin is 7-[[6-o(6-Deoxy-2-L-mannopyranosyl)-β-D-glucopyran-osyl]oxy]-5-hydroxy-2-(3-hydroxy-4-methoxyphenyl)-4H-l-ben-zopyran-4-one). Diosmin is a pharmaceutical material, which has comprehensive impact on blood vessel feedback system and is suitable for treatment of acute or chronic hemorrhoids and chronic insufficiency of vein (lower limbs varicosity, dropsy and chronic canker).

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

The chemical name of Rutin is rue glycoside (Molecular formula: C27H30O163H2O) and it is a kind of plant extract. It can inhibit platelet aggregation and prevent thrombosis. It can also improve the permeability of capillary vessels, and has the properties of:

1.           Anti- inflammatory;

2.           Decreasing blood pressure and fat; and

3.           Mitigating cerebral hemorrhage.

Additionally, it has positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury. It is widely used as a raw material for the heart and cerebral blood vessel medicines as well as an additive for cosmetics and functional food. The demand for Rutin increases at an annual rate of approximately 30% due to the increased demand for heart and cerebral blood vessel medicines as a result of the aging population. Furthermore, the improvement in living standards in China also stimulates the growth in the demand for functional food and natural cosmetics. Troxerutin, Quercetin, Rhamnose is three kinds derivatives of Rutin.

Production Facilities

On June 28, 2009, Huifeng Bio-Technic disposed its 70% owned interest in Huifeng Engineering, located in Fenghui, Changan, Xian, for a consideration of $21,919 in cash. At present, we have one major production facility that included the following equipment resources:

Manufacturing plant located at No. 1, Huifeng Rd, Changwu, Xianyang:

·	This production site is for refining and manufacturing of new products.
·	Has a total of 10 buildings including:
-	A two-level office building
-	A four-level staff building
-	An one-level building for clean area under GMP standard
-	One raw materials storage building
-	Two building for storage of finished products
-	One building for dangerous products
-	Building for quality testing zone and researching center
-	Building for power and maintenance (including boiler, power distribution and maintenance)
-	One cafeteria and staff canteen

The production facilities together occupy a total area of approximately 117,569 square feet. The Company has pledged part of its production facilities in Changwu factory valued at approximately $978,851 to Xi'an Beilin District Credit Cooperatives to secure loan in the amount of $253,028 due June 2010.

In 2006, we introduced two new production lines: Diosmin production line for Diosmin, L-Rhamnose production line. In 2008, we introduced a Hesperidin production line. We constructed a new one-level building for storage of finished products and rebuilt a building for quality testing zone and research center in 2009. All of them were built according to COS standards.

We currently obtain all of our raw materials from third parties and through various farmers located in the Shaanxi province, Gansu province and Shanxi province areas of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are the largest wholesalers in their own areas.

Target Markets and Principal Customers

In 2009, we developed three new customers. Two of them are European customers and the other one is an international API distributor based in China. These customers primarily purchase Diosmin from us due to the high quality of our products, as reflected from the fact that we are the only Chinese producer that in the process of applying COS from EDQM.

For the present, our products are all raw materials intermediaries for medicines productions and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and manufacturers in nutrient, cosmetics, functional food and drinks.

Dependence on Major Customers

For the fiscal year ended December 31, 2009, our top five customers accounted for approximately 17% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales and Marketing

In 2009, the majority of products were raw materials and intermediaries for production of medicines, nutraceutical and cosmetics. Our target customers were mostly industrial clients and we continued to sell our products to pharmaceutical and nutrition and food manufacturers. Most of our customers placed purchase orders directly with our sales and marketing team. However, in order to diversify and expand our product sales networks, we began using outside distribution channels for some of our export sales in 2009. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase sale revenues from exports.

The sales department was divided into two teams, domestic sales team and export sales team. In 2009, the Company did not add new employee in export sales department. The total number of employees in sales departments is still 24 people. All the sales department staffs were trained with certain professional lessons. Most of them attended the industrial international exhibition and fairs which are held in U.S, European, Shanghai and Beijing, such as CPHI Shows, API, Supplyside West, etc.

We did not establish any regional representative or sales office in 2009 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

Competition

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng does not face significant competitions within China.

In 2009, our major competitor for Rutin continues to be Sichuan Xieli Pharmaceutical Company Limited (“Xieli”). However, we believe that due to the lack of technology patents and ready access to raw materials, Xieli is gradually fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production.

We also believe that, in 2009, there were fewer small domestic Rutin manufacturers. We do not believe that the remaining small manufacturers pose any threat to our business. On the contrary, they sometimes become our suppliers and support our operations.

In 2009, our competitor for Diosmin and L-Rhamnose is Chengdu Huakang Biology Company (“Huakang”). However, Huakang has no licenses for drug production and cannot sell its products for medicinal use.  The scope of its market is therefore restricted. In addition, unlike us, they did not have the requisite European Certification of Suitability (“COS”). Thus they do not pose any threat to us in terms of market share and sales, particularly in the export market.

Looking forward to 2010, we estimate that there would be some new domestic competitors for certain new products that we have started selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for producing Resveratrol at costs lower than ours. Therefore we do not believe that they pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an, Shaanxi Province, China 710075.

Employees and Organization

As of December 31, 2009, we had approximately 224 full-time employees. During 2009, we employed 3 new employees. 2 new employees were assigned to the certification department; 1 new employee was assigned to the production department. As a result, by the end of 2009, we had a total of 224 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be good.

As of December 31, 2009, our Company organization was as follow:

Department	Employee as of end of 2009	Employee as of end of 2008
Sales department:
Domestic sales department	8	8
Export sales department:
Export section I	8	8
Export section II	8	8
Production department	155	154
Technical department	5	5
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	7
Security department	8	8
Certification department	7	5
TOTAL	224	221

Business Development and Acquisitions

In 2009, we still focused on new products development and sales channels development. Looking forward to 2010, we will focus on:

1.           Still preparing for obtaining American FDA authorization and EU COS authorization so as to increase our market share in pharmaceutical raw materials and plant extract products in both international and domestic markets;

2.           Streamlining our organization to ensure smooth operations and productions;

3.           Dominate Chinese Diosmin market and expand international client base; and

4.           Leverage R&D and technological innovation for further product development.

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

Through the above contractual arrangements, Huifeng Bio-Technic would have become the primary beneficiary of Qinba which is a variable interest entity as defined under FIN 46R “Consolidation of Variable Interest Entities.”

In October 2008, Huifeng Bio-Technic advanced Qinba $58,358 as part of the $291,792 loan advancement required to be made for working capital purposes.

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

Research and Development

In 2009, we continued on research and development of new products and new technologies. We kept the structure of our research and development team.

The amounts we spent on research and development for 2009 and 2008 were $43,629 and $23,726, respectively. The increase is mainly due to the cost of research materials, related external testing and employees’ wages.

Patents and Intellectual Properties

Huifeng's proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received Chinese national technology patent with a ten-year protection period.

Government Regulations

The Chinese government requires all medicine and medicinal products related manufacturers to obtain GMP certification for their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory bodies. Other than GMP certification requirements, there was no significant change in the regulatory environment in China.

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

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

We place substantial reliance upon the efforts and abilities of our executive officers, Jingan Wang, our Chairman and Chief Executive Officer; Sanding Tao, our acting Chief Financial Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals.

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

Foreign companies conducting operations in The People’s Republic of China face some political, economic and legal risks.

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
•           market visibility for our common stock may be limited; and
•           lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act in future, we may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

See “Production Facilities” in “ITEM 1. BUSINESS.”

The Company has pledged part of its production facilities in Changwu factory valued at approximately $978,851 to Xi'an Beilin District Credit Cooperatives to secure loan in the amount of $253,028 due June, 2010.

On June 28, 2009, Huifeng Bio-Technic disposed its 70% owned interest in Huifeng Engineering for a consideration of $21,919 in cash. The operations of Huifeng Engineering have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and are summarized in Note 16 of the Company’s Form 10-Q filed to SEC on August 14, 2009 (period: June 30, 2009).

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “HFGB.”

Trading of our common stock has been limited and sporadic. The following table shows the range of high and low bid quotations reported by the OTCBB in each fiscal quarter from January 1, 2008 to December 31, 2009. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter	High	Low
Fiscal Year 2009
Fourth Quarter	$1.29	$0.45
Third Quarter	$0.60	$0.15
Second Quarter	$0.50	$0.15
First Quarter	$0.26	$0.21
Fiscal Year 2008
Fourth Quarter	$0.55	$0.25
Third Quarter	$0.85	$0.30
Second Quarter	$1.40	$0.57
First Quarter	$0.72	$0.25

Holders

As of March 19, 2010, there were approximately 636 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On August 17, 2009, the Company also issued 2,600,000 shares of restricted common stock having a fair value of $421,391 to a third party for the payment of construction costs for an office building located at Changwu County, PRC, of $421,391. The value of the common stock issued was determined based on the outstanding balance of payable, which below the aggregated amount of $910,000 calculated by the closing market price of $0.35 per share on August 17, 2009.

On August 26, 2009, the Company issued 75,000 shares of restricted common stock having a fair value of $37,500 to a legal counsel for legal advisory services provided during the year. The value of the common stock issued was determined based on the closing market price of $0.5 per share on August 26, 2009.

On December 24, 2009, the Company issued 450,000 shares of common stock to the Note holders in consideration of entering into the amendment of the Notes having a fair value of $445,500. The value of the common stock issued was determined based the closing market price of $0.99 per share on December 24, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not have any reserves against its accounts receivable or inventories at December 31, 2009 and 2008. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

Results of Operations

The following table sets forth selected statement of operations data as a percentage of revenues for the periods indicated.

	Year Ended	Year Ended
	December	December
	31, 2009	31, 2008

Revenues	100.00%	100.00%
Cost of revenues	(63.31)%	(65.13)%
Gross margin	36.69%	34.87%
Selling and distribution expenses	(1.62)%	(1.91)%
General and administrative expenses	(4.37)%	(10.56)%
Depreciation and amortization	(0.19)%	(0.14)%
Interest income	0.03%	0.15%
Interest expenses	(4.34)%	(5.39)%
Other income	1.67%	2.41%
Income tax expense	(5.39)%	(4.82)%
Non-controlling interests	(0.48)%	(0.13)%
Net Profit	21.63%	14.17%

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Revenues, Cost of Revenues and Gross Margin

Revenues for the year ended December 31, 2009 were $13,764,886, an increase of $2,807,657 or approximately 25.6% from $10,957,229 in 2008. Our increase in sales revenues in 2009 mainly attributed to the increase in sales of pharmaceutical raw materials. In particular, the sales volume of our Diosmin, Rutin and Troxerutin products increased rapidly, as a result of the high quality of our products. An analysis of our increase in sales of our products is as follows:

	For the year ended
	December 31,
			Increase/
Product	2009	2008	(Decrease)

Pharmaceutical raw materials	$8,015,822	$5,852,440	$2,163,382
Plant extracts	1,995,907	1,818,924	176,983
Pharmaceutical intermediates	3,753,157	3,285,865	$467,292
TOTAL	$13,764,886	$10,957,229	$2,807,657

The increase in the sales of pharmaceutical raw materials in 2009 was mainly due to an increase in the sales of Diosmin, Rutin and Troxerutin, three of our major products in this category. Revenue for Diosmin in 2009 was $3,397,698, an increase of $1,142,372 or 51% from the $2,255,326 of 2008. Our significant revenue growth in Diosmin in international market, especially in Europe, was driven by our higher quality levels compared with the competitors. In China, we are the only Disomin producer that is in the process of applying Certificate of Suitability (COS). The Revenue for Rutin in 2009 was $2,343,218, an increase of $465,910 or 25% from the $1,877,308 of 2008. As the Good Manufacturing Practice (GMP) certified Rutin producer, we experienced rapid growth in both international and domestic market due to our high quality standards.

Cost of revenues for the year ended December 31, 2009 were $8,714,848, an increase of $1,578,356 or 22% from $7,136,492 for the same period in 2008. Compared to 2008, the increase in cost of sales of our products was driven by increase in revenues.

Our gross profit margin increased from 35% in 2008 to 37% in 2009. Our profit margin for pharmaceutical raw materials increased from 30% in 2008 to 31% in 2009. The profit margin for Plant Extracts increased from 50% in 2008 to 51% in 2009. The profit margin for pharmaceutical intermediates increased from 36% in 2008 to 42% in 2009. Gross profit for the year ended December 31, 2009 was $5,050,038, an increase of $1,229,301 or 32% from the $3,820,737 of 2008, in which $508,039 or 41% of gross profit was attributable to the increase in gross margin for Diosmin; $312,611 or 25% was attributable to the increase in gross margin for Troxerutin, and $294,259 or 24% was attributable to the increase in gross margin for Rutin. An analysis of our increase in gross profit margin of our products is as follows:

	For the year ended
	December 31,
			Increase/
Product	2009	2008	(Decrease)

Pharmaceutical raw materials	$2,468,805	$1,739,544	$729,261
Plant extracts	1,021,910	906,067	115,843
Pharmaceutical intermediates	1,559,323	1,175,126	384,197
TOTAL	$5,050,038	$3,820,737	$1,229,301

General and Administrative Expenses

General and administrative expenses totaled to $602,139 for the year ended December 31, 2009, a decrease of $554,702 or 48% from $1,156,841 for the same period in 2008. The increase in general and administrative expenses was mainly due to changes in the following expenses:

1. Decrease in exchanges losses from foreign currency fluctuations by $206,263 or 49%	:	The increase of value of the Renminbi against the U.S. dollar in 2009 was less than the increase in 2008.

2. Decrease in legal and professional expenses by $214,678 or 51%	:	The legal advisory services cost significantly less in 2009. The higher cost in 2008 was driven by the legal and consulting expenses related to fund raising.

3. Decrease in allowance for doubtful accounts by $127,393 or 104%	:	The decrease in allowance for doubtful accounts was driven by improvement on collection of account receivables compared with 2008.

Selling and Distribution Expenses

Selling and distribution expenses amounted to $222,474 for the year ended December 31, 2009, an increase of $13,343 or 6% from $209,131 for the same period in 2008. The increase in our selling and distribution expenses in 2009 compared to 2008 was mainly due to the following:

Increase in transportation costs of $37,297 or 38%	:	In 2009, our overseas sales represented 64% of the total revenue, an increase by 10%.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $556,763 at December 31, 2009.

During the year ended December 31, 2009, our cash provided by operating activities amounted to $565,623, primarily due to the net profit in the current year of $2,976,892, offset by the increases in accounts receivable of $2,685,021. In the current year, our changes in accounts receivable increased by $1,511,947 or 129% to $2,685,021 compared to $1,173,074 for the same period in 2008, our increase in accounts receivable was due to 26% increase in our net sales compared to the same period in 2008 and increase in proportion of our credit sales. Additionally, our increase in inventories was $903,917, which was $971,151 or 52% less than the increase in 2008 of $1,875,068 as part of our strategy to enhance our production operation. Sufficient inventories storage allows us to reduce seasonal fluctuation in raw material availability and cost, and ensures that we have sufficient supply of raw materials to meet the increase in demand for our products in 2009 and in future.

During the year ended December 31, 2009, net cash used in investing activities amounted to $610,713, a decrease of $2,036,756 or 77% as compared to net cash provided by investing activities of $2,647,469 in 2008. The net cash used in investing activities was mainly due to the construction of our new finished goods warehouse and costs incurred to achieve the requirement of Certificate of Suitability. The net cash provided by financing activities amounted to $555,484, representing proceeds from notes payable for new bank loans granted from a bank in May and September 2009.

The Company is currently funding its operations from and in addition to sales revenues.

Working Capital

Our working capital amounted to $10,011,833 at December 31, 2009, an increase of $5,330,239 or 114%, compared with the $4,681,594 of 2008, primarily driven by the $2,698,453 increases in accounts receivables and $916,190 increases in inventories.

Accounts Receivable balance at December 31, 2009 was $5,576,321, an increase of $2,698,453 or 94% from the $2,877,868 of December 31, 2008; and an increase of $1,758,085 or 46% from the $3,818,236 of September 30, 2009. This was due to the significant increase in quarter four 2009 revenue, primarily export sales with three months credit terms, compared with the same quarter last year. The quarter four 2009 revenue was $4,881,696, an increase of US$2,810,532 or 136% compared with the $2,071,164 for the same period last year.

Inventory balance at December 31, 2009 was $5,656,420, an increase of $916,190 from the $4,740,230 of December 31, 2008, primarily driven by raw materials which increased $714,406 during this period. The Company’s products are consisted of pharmaceutical raw materials and intermediates, which are extracted from the plants. The plants are purchased once a year after the harvesting season, i.e. from August to November, resulting higher inventory levels after around November due to purchase made once a year and lower inventory levels before around August due to production consumption. The Year over Year increase in inventory levels at 2009 year end was driven by the inventory built up to satisfy export sales orders, especially for French contract with Safic-Alcan.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Condification), “Generally Accepted Accounting Principles – Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, the Company does not have an impact on the financial position and results of operations.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not expect the adoption of ASU 2009-15 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-14 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The amended guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

 In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (subsequently codified into FASB ASC Topic 105) which established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165, Subsequent Events, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

 In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

Inflation

Inflation has had some impacts on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

Currency Exchange Fluctuations

All of Company's revenues and majority of the expenses in 2009 were denominated primarily in Renminbi ("RMB"), the currency of China, and was converted into US dollars using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. As a result of the appreciation of RMB during 2009 we recognized a foreign currency translation gain of $31,347. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. The appreciation of RMB relative to the U.S. dollar would affect our business, financial condition and results of operations. We do not engage in currency hedging.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries including the notes thereto, together with reports thereon of Baker Tilly Hong Kong Limited and Jimmy C.H. Cheung & Co. are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 17, 2010, the Company was notified of the resignation, effective immediately, of the US Audit Practice of Jimmy C.H. Cheung & Co. (“JCHC”), as the Company’s independent registered public accounting firm in connection with JCHC’s merger on January 29, 2010, with Baker Tilly Hong Kong Limited (“BTHK”). On February 19, 2010, the Company’s Board of Directors approved the appointment of BTHK as the Company’s independent registered public accounting firm.

The audit reports of JCHC on the financial statements of the Company as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) on reportable vents within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

During the Company’s most two recent fiscal years ended December 31, 2008 and 2007 and through January 29, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in ITEM 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, being December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation ("Evaluation") was performed by our Chief Executive Officer and our Chief Financial Officer in consultation with our accounting personnel.

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

Under the supervision and with the participation of the Chief Executive Officer and acting Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009. The framework on which such evaluation was based is contained in the report entitled "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Report"). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Name	Position	Date Of Appointment	Age
Jing’an Wang	Chief Executive Officer	December 20, 2004	49
Sanding Tao	Chief Financial Officer	December 20, 2004	41
Xinwen Hou*	Director and Secretary	December 20, 2004	41
Xiaoli Sun**	Director	February 25, 2010	52
Angela Aichun Li**	Director	February 25, 2010	37
John Zhang**	Director	February 25, 2010	39

*Xinwen Hou resigned as Secretary and Director of the Company on September 21, 2009.
** Xiaoli Sun, Angela Aichun Li and John Zhang were appointed as Company’s independent directors on February 25, 2010.

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

Xiaoli Sun

Dr. Sun has more than thirty years’ experiences in medicine research specializing in cardiovascular and cerebrovascular diseases and chiral technology.  Since 2003, Dr. Sun has been serving as the professor and director of The Fourth Military Medical University.  Dr. Sun is also serving as the director of Shaanxi Province Chemistry Institute and an expert of Chinese Military Medical Judge Team.  Dr. Sun received her Bachelor degree in chemistry from the University of Jilin in Jilin Province in 1980.  She then completed her Master degree in organic synthesis from Northwest University in Shaanxi Province and received her Doctorial degree in pharmacology from The Fourth Military Medical University.

Angela Aichun Li

Ms. Li held a number of positions in accounting and finance with various US companies in the past nine years.  Since June 2006, Ms. Li has been serving as a Senior Financial Analyst in the CFO group of Bank of America.  She is an account owner overseeing the financial performance of key P&L accounts.  From 2003 to 2006, Ms. Li also served as a Senior Accountant with Nucor Corporation, a leading steel manufacturing company.  Before joining Nucor, Ms. Li was a consultant with Deloitte and Touché, one of the global leaders in accounting and consulting services.  Ms. Li is a certified public accountant (CPA) in the State of North Carolina.  Ms. Li holds a Master degree in Accounting from Wake Forest University in 2001 and an MBA degree from Duke University in 2004.

John Zhang

Mr. Zhang has a decade of diverse experiences in banking, consulting and finance and business development.  Mr. Zhang currently serves as the CEO of JC Global Capital Partners LLC, a boutique financial consulting firm in Shanghai that specializes in cross-border capital market transactions.  Prior to founding JC Global in September 2006, from September 2003 to August 2006, Mr. Zhang was the Managing Director of FirsTrust Group, a US merchant bank headquartered in Atlanta, GA, where he was responsible for its entire China operation.  Prior to joining FirsTrust, Mr. Zhang held senior positions in two other US companies, ASI Computer Technology Inc. and CTX International.  Mr. Zhang received his Bachelor of Science from The University of Alabama in Huntsville in 1993 and his MBA degree from Goizueta Business School of Emory University in 2002.

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

Family Relationships

There is no family relationship among any of our officers or directors.

Board Composition and Committees

Our Board of Directors currently does not have standing audit, nominating or compensation committees as of the date hereof and the entire board is performing the functions normally associated with an audit, nominating and compensation committee. However, we anticipate the Company will in the future seek to form audit and other board committees in a manner consistent with NYSE Amex listed companies in the future.

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, none of the required parties are delinquent in their Section 16(a) filings, except for the following directors and executive officers who have not filed a Form 3: Xiaoli Sun, Angela Aichun Li and John Zhang.

Directors Compensation

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2009. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

Involvement in Certain Legal Proceedings

The Company is not aware of any legal proceedings in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 11. EXECUTIVE COMPENSATION

The directors and executives of the Company received no compensation from the Company for the fiscal year ended December 31, 2009. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees.

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Awards	Option Awards	Total
Jingan Wang	2009	$0	$0	$0	$0	$0
Chief Executive Officer	2008	$0	$0	$0	$0	$0

Sanding Tao	2009	$0	$0	$0	$0	$0
Chief Financial Officer	2008	$0	$0	$0	$0	$0

Xinwen Hou*	2009	$0	$0	$0	$0	$0
Secretary	2008	$0	$0	$0	$0	$0

*Xinwen Hou resigned as Secretary and Director of the Company on September 21, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 19, 2010 by each person known to us to own beneficially more than 5% of our common stock, each of our directors, each of our named executive officers; and all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 23,051,169 shares of Common Stock outstanding as of March 19, 2010. Unless otherwise identified, the address of the directors, officers and 5% beneficial owners of the Company listed above is 16B/F Ruixin Bldg. No. 25 Gaoxin Road, Xi’an, Shaanxi Province, China 710075.

Name	Position Held	Shares Owned	% Owned
Jing’an Wang	Chief Executive Officer	7,305,074	31.69%
Sanding Tao	Chief Financial Officer	325,442	1.41%
Xinwen Hou*	Director and Secretary	325,442	1.41%
All directors and executive officers as a group above (3 persons)
Xi’an Jucheng Investment & Consulting Ltd. *	None	2,600,000	11.28%
Xu Yingwei*	None	1,200,000	5.21%

*Xinwen Hou resigned as Secretary and Director of the Company on September 21, 2009.

*On August 27, 2009, the Company issued 1,200,000 shares of its common stock to its supplier in lieu of cash payment for overdue accounts payable.

*On September 2, 2009, the Company issued 2,600,000 of its common stock as partial payment in lieu of cash payment for the construction of an office building located at the Chang Wu Factory.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the Convertible Notes issued on December 31, 2007, which due on December 31, 2009 and extended to June 30, 2011.

Effective December 24, 2009, the remaining Purchasers who had not converted the Notes (“Amendment Purchasers”) have entered into an Amendment to Secured Convertible Promissory Notes and Warrants (the “Amendment”).  Pursuant to the Amendment, the maturity date of the Notes has been extended from December 31, 2009 to June 30, 2011.  In addition to the continued 10% per annum interest payments based on the outstanding principal, the remaining $1,800,000 in principal will be paid down. The transaction is disclosed and filed to SEC in Form 8-K on January 25, 2010.

The two directors of the Company Jing’an Wang and Sanding Tao are executive officers of the Company. Xiaoli Sun, Angela Aichun Li, John Zhang are independent directors.

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

2009:	$30,000 - Jimmy C.H. Cheung & Co.
$30,000 - Baker Tilly Hong Kong Limited

2008:	$81,550 - Jimmy C.H. Cheung & Co.

Audit-Related Fees

For fiscal 2009 and 2008, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2009 and 2008, respectively.

All Other Fees

No fees were billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1).

Audit Committee

The Company's Board of Directors acts as its audit committee, and it meets prior to filing of any Form 10-Q or 10-K to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2009 are pre-approved by the audit committee.

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

10.6	Management Entrustment Agreement (3)

10.7	Share Pledge Agreement (3)

10.8	Shareholder’s Voting Proxy Agreement (3)

10.9	Exclusive Option Agreement(3)

21.1	List of Subsidiaries (Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on January 30, 2008)

31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer*

31.2	Sarbanes Oxley Section 302 Certification of Chief Financial Officer*

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer*

32.2	Sarbanes Oxley Section 906 Certification of Chief Financial Officer*

99.1	Code of Ethics (4)

* Filed herewith
(1)	Incorporated by reference to the exhibits to the Registration Statement on Form SB-2 filed on July 28, 2000.
(2)	Incorporated by reference to the exhibits to the Form 8-K filed on January 3, 2008.
(3)	Incorporated by reference to the exhibits to the Form 8-K filed on September 29, 2008.
(4)	Incorporated by reference from the Annual Report on Form 10-K filed on June 20, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010

Huifeng Bio-Pharmaceutical Technology, Inc.

	By:	/s/ Jing’an Wang

Jing’an Wang
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jing’an Wang	Chairman and Chief Executive Office	April 15, 2010
(Principal Executive Officer)

/s/ Sanding Tao	Chief Financing Officer	April 15, 2010
(Principal Financial and Accounting Officer)

/s/ Xiaoli Sun	Director	April 15, 2010

/s/ Angela Aichun Li	Director	April 15, 2010

/s/ John Zhang	Director	April 15, 2010

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES

CONTENTS

Pages

Reports of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations and Comprehensive income for the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F- 6

Notes to Consolidated Financial Statements as of December 31, 2009 and 2008	F-7 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-Pharmaceutical Technology Inc.

We have audited the accompanying consolidated balance sheet of Huifeng Bio-Pharmaceutical Technology Inc. and subsidiaries as of December 31, 2009 and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-Pharmaceutical Technology Inc. and subsidiaries as of December 31, 2009 and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Hong Kong Limited
BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

Date: April 7, 2010

Jimmy C.H. Cheung & Co Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Huifeng Bio-Pharmaceutical Technology Inc.

We have audited the accompanying consolidated balance sheet of Huifeng Bio-Pharmaceutical Technology Inc. and subsidiaries as of December 31, 2008 and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huifeng Bio-Pharmaceutical Technology Inc. and subsidiaries as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy C.H. Cheung & Co.
JIMMY C.H. CHEUNG & CO.
Certified Public Accountants

Hong Kong

Date:	March 24, 2009 except for Note 1 as to which the date is April 7, 2010

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel:  (852) 25295500   Fax:  (852) 28651067   Email: jimmy.cheung@jchcheungco.hk
Website:  http://www.jchcheungco.hk

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$556,763	$44,898
Accounts receivable, net	5,576,321	2,877,868
Inventories, net	5,656,420	4,740,230
Other assets	573,117	328,996
Assets related to discontinued operations, held for sale	-	114,577
Total Current Assets	12,362,621	8,106,569

PROPERTY AND EQUIPMENT, NET	6,278,619	5,833,557
LAND USE RIGHTS, NET	145,605	148,564

TOTAL ASSETS	$18,786,845	$14,088,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$397,292	$520,280
Other payables and accrued expenses	422,902	390,598
Income tax and other tax payables	692,532	538,483
Notes payable	838,062	281,579
Convertible notes payable (net of unamortized discount of $323,093 and due on December 31, 2009)	-	1,676,907
Liabilities related to discontinued operations, held for sale	-	17,128
Total Current Liabilities	2,350,788	3,424,975

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $1,120,447 and due on June 30, 2011)	679,553	-

TOTAL LIABILITIES	3,030,341	3,424,975

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
HFGB Stockholders' Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 22,991,169 shares issued and outstanding as of December 31, 2009 and 18, 466,169 shares issued and outstanding as of December 31, 2008)	413,838	332,388
Additional paid-in capital	10,315,847	8,355,863
Retained earnings (deficit)
Unappropriated	2,189,692	(403,795)
Appropriated	888,185	504,780
Accumulated other comprehensive income	1,398,147	1,366,800
Total HFGB Stockholders' Equity	15,205,709	10,156,036

Non-controlling Interests	550,795	507,679
TOTAL EQUITY	15,756,504	10,663,715
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,786,845	$14,088,690

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

NET SALES	$13,764,886	$10,957,229

COST OF SALES	(8,714,848)	(7,136,492)

GROSS PROFIT	5,050,038	3,820,737

OPERATING EXPENSES
Selling expenses and distribution expenses	222,474	209,131
General and administrative expenses	602,139	1,156,841
Depreciation and amortization	26,280	15,511
Total Operating Expenses	850,893	1,381,483

INCOME FROM CONTINUING OPERATIONS	4,199,145	2,439,254

OTHER INCOME (EXPENSES)
Interest income	3,626	16,820
Interest expenses	(596,938)	(590,602)
Other income	230,505	264,004
Total Other (Expenses) Income	(362,807)	(309,778)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,836,338	2,129,476

INCOME TAX EXPENSE	(742,059)	(528,570)

NET INCOME FROM CONTINUING OPERATIONS	3,094,279	1,600,906

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(16,961)	(33,840)
Loss from disposal of discontinued operations	(34,458)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(51,419)	(33,840)

NET INCOME	3,042,860	1,567,066
Less: Net income attributable to non-controlling interests	(65,968)	(14,635)
NET INCOME ATTRIBUTABLE TO HFGB COMMON
STOCKHOLDERS	2,976,892	1,552,431
OTHER COMPREHENSIVE INCOME
Total other comprehensive income	8,495	633,033
Less: foreign currency translation (gain) loss attributable to non-controlling interests	22,852	(31,218)

Foreign currency translation gain attributable to HFGB common stockholders	31,347	601,815

COMPREHENSIVE INCOME	$3,008,239	$2,154,246

Income per share-basic
Continuing operations	$0.15	$0.08
Discontinued operations	-	-
Net income per share - basic	$0.15	$0.08

Income per share-diluted
Continuing operations	$0.15	$0.08
Discontinued operations	-	-
Net income per share - diluted	$0.15	$0.08

Weighted average number of shares outstanding during the year-basic	19,933,018	18,466,169

Weighted average number of shares outstanding during the year-diluted	19,982,333	20,466,169

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Unappropriated	Appropriated	Other	Total HFGB
	Common Stock		paid-in	retained	retained	comprehensive	Stockholders'	Non-controlling
	Shares	Amount	capital	deficit	earnings	income	equity	interests	Total equity
		US$	US$	US$	US$	US$	US$	US$	US$

Balance at January 1, 2008	18,466,169	332,388	8,326,752	(1,671,410)	219,964	764,985	7,972,679	461,826	8,434,505
Components of comprehensive income
Net income for the year	-	-	-	1,552,431	-	-	1,552,431	14,635	1,567,066
Foreign currency translation income	-	-	-	-	-	601,815	601,815	31,218	633,033
Comprehensive income									2,200,099
Stock option issued to a legal advisor	-	-	29,111	-	-	-	29,111	-	29,111
Transfer from retained earnings to statutory reserves	-	-	-	(284,816)	284,816	-	-	-	-
Balance at December 31, 2008	18,466,169	332,388	8,355,863	(403,795)	504,780	1,366,800	10,156,036	507,679	10,663,715
Components of comprehensive loss
Net income for the year	-	-	-	2,976,892	-	-	2,976,892	65,968	3,042,860
Foreign currency translation income	-	-	-	-	-	31,347	31,347	(22,852)	8,495
Comprehensive loss									3,051,355
Stock issued for settlement of debts	1,200,000	21,600	162,759	-	-	-	184,359	-	184,359
Stock issued for acquisition of fixed assets	2,600,000	46,800	374,591	-	-	-	421,391	-	421,391
Stock issued for services	75,000	1,350	36,150	-	-	-	37,500	-	37,500
Stock option issued to a legal advisor	-	-	58,221	-	-	-	58,221	-	58,221
Conversion of Covertible Notes	200,000	3,600	196,400	-	-	-	200,000	-	200,000
Value of warrants associated with convertible notes	-	-	352,463	-	-	-	352,463	-	352,463
Value of beneficial conversion feature of convertible notes to common stock	-	-	342,000	-	-	-	342,000	-	342,000
Issuance of stock associated with convertible notes	450,000	8,100	437,400	-	-	-	445,500	-	445,500
Transfer from retained earnings to statutory reserves	-	-	-	(383,405)	383,405		-		-
Balance at December.31, 2009	22,991,169	413,838	10,315,847	2,189,692	888,185	1,398,147	15,205,709	550,795	15,756,504

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income continuing operations	$2,993,853	$1,586,271
Net loss from discontinued operations	(16,961)	(33,840)
Net income continuing operations	2,976,892	1,552,431

Adjusted to reconcile net income to cash provided by (used in) operating activities:
(Beneficial of) allowance for doubtful accounts - accounts receivable	(4,829)	84,631
Depreciation and amortization - cost of sales	594,165	433,276
Depreciation and amortization	26,280	15,511
Amortization of discount on convertible notes	172,859	153,343
Amortization of deferred financing costs	169,750	169,750
Stock options issued to a legal counsel	58,221	29,111
Stock issued to a legal counsel	37,500	-
Non-controlling interests	65,968	14,635
Loss from disposal of discontinued operations	34,446	-
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable, net	(2,685,021)	(1,173,074)
Inventories, net	(903,917)	(1,875,068)
Other assets	(243,172)	739,237
Increase (decrease) in:
Accounts payable	59,972	414,373
Other payables and accrued expenses	37,128	143,121
Income tax and other taxes payable	152,628	6,271
Due to stockholders	-	(294,679)
Net cash provided by operating activities - continuing operations	548,870	412,869
Net cash provided by operating activities - discontinued operations	16,753	33,787
Net cash provided by operating activities	565,623	446,656

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash inflow from disposal of discontinued operations	15,612	-
Purchase of property and equipment	(626,325)	(2,647,469)
Net cash used in investing activities - continuing operations	(610,713)	(2,647,469)
Net cash provided by investing activities - discontinued operations	-	-
Net cash used in investing activities	(610,713)	(2,647,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) notes payable	555,484	(33,035)
Net cash (used in) provided by financing activities - continuing operations	555,484	(33,035)
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by (used in) financing activities	555,484	(33,035)

EFFECT OF EXCHANGE RATES ON CASH	795	59,728

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	511,189	(2,174,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,574	2,219,694

CASH AND CASH EQUIVALENTS AT END OF YEAR	$556,763	$45,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Income taxes	$726,103	$400,023

Interest expenses	$254,330	$250,842

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

On December 24, 2009, the Company issued 450,000 shares of restricted common stock having a fair value of $445,500 to sixinvestors as consideration to extend the maturity date of $1,800,000 of the remaining Notes from December 2009 to June 2011.

The accompanying notes are an integral part of these financial statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of December 31, 2009 are described in Note 2 – Subsidiaries.

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

The accompanying 2009 consolidated financial statements include the financial statements include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

The accompanying 2008 consolidated financial statements include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

All significant inter-company balances and transactions have been eliminated in consolidation.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of three months or less.

(E)	Accounts receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.  For the years ended December 31, 2009 and 2008, the Company recorded recovery of and allowance for doubtful accounts of $4,829 and $84,631 respectively.

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

The Company accounts for long-lived assets under the Accounting Standards Codification (“ASC”) Topic 350 “Intangibles – Goodwill and Other” (formerly the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”) (“SFAS No. 142 and 144”).  In accordance with ASC Topic 350, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value.

(I)	Fair value of financial instruments

In January 2008, the Company adopted ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”). ASC Topic 820 defines fair value, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualified as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) (formerly Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”)). These non-hedging contracts accounted for in accordance with this ASC include freestanding warrants to purchase the Company’s common stock that have been bifurcated from the host contract in accordance with the requirements. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and the adjustment of that reclassified amount to fair value at each reporting period, with such adjustments reflected in the line item of change in valuation of derivative as other income (expenses) in the statements of operations.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and ASC 815.

On December 31, 2007, the Company issued 10% secured convertible notes (the “Notes”) in a face amount of $2,000,000 which are due and payable in full in 2 years from their issuance. On December 24, 2009 the Company extended the maturity date of $1,800,000 of the remaining Notes which were due and payable on December 31, 2009 to June 30, 2011.  As fixed prices are set for the conversion prices of such Notes and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of the Notes and warrants. Therefore, no embedded derivatives and warrants are required to be recorded at fair value and marked-to-market at each reporting period.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 820.

(J)	Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, a revision to SFAS No. 123. “Accounting for Stock-Based Compensation”, and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance (now ASC Topic 718 “Compensation-Stock Compensation”) (“ASC 718”). The Company adopted ASC 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for consultancy services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the vesting period.

Common stock, a stock option and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC 718, which is measured as of the date required by ASC Topic 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”) (formerly EITF Issue 96-18, “Accounting for Equity Institutes That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Service”). In accordance with ASC 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instrument is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement of the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

(K)	Discount on notes payable

A discount with respect to the Notes issued in 2007 and extended the maturity date until June 30, 2011 on December 24, 2009 was recorded by the Company. The amount of the discount was calculated to be the fair value of the warrants included among the securities issued pursuant to the terms of the subscription agreement discussed in Note 11.

(L)	Revenue recognition

The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.

(M)	Income taxes

The Company accounts for income taxes under the ASC Topic 740 “Income Taxes” (“ASC 740”) (formerly SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”)).  Under this ASC, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under this ASC, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the financial statements were as follows:

	December 31, 2009	December 31, 2008
Balance sheet items, except for preferred
stock, common stock, additional paid-in
capital and retained earnings, as of year end	US$1=RMB6.83720	US$1=RMB6.85420

Amounts included in the statements of
operations and cash flows for the year	US$1=RMB6.84088	US$1=RMB6.96225

The translation gain recorded for the years ended December 31, 2009 and 2008 was $31,347 and $601,815 respectively.

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

Warrants to purchase 500,000 shares of common stock at $1.50 per share in 2008 and amended to purchase 450,000 shares of common stock at $1 per share in 2009 and a stock option to purchase 100,000 shares of common stock at a price of $1.50 per share were outstanding as of December 31, 2009 and 2008 were excluded from the calculation of diluted earnings per share because the effects of the stock warrants and stock option were anti-dilutive in nature.

(P)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(Q)	Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Condification), “Generally Accepted Accounting Principles – Overall” (ASC Topic 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, the Company does not have an impact on the financial position and results of operations.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position. In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”( amendments to ASC Topic 470, Debt)” (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company does not expect the adoption of ASU 2009-15 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2009-14 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU2009-13 to have a material impact on its financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-12, Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent) which amended Accounting Standards Codification Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The amended guidance offers investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (NAV). The ASU is effective for the first reporting period (including interim periods) ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities (formerly proposed as FASB Staff Position No. 48-d, Application Guidance for Pass-Through Entities and Tax-Exempt Not-for-Profit Entities and Disclosure Modifications for Nonpublic Entities), which amended Accounting Standards Codification Subtopic 740-10, Income Taxes – Overall. ASU 2009-06 clarifies that an entity’s assertion that it is a pass-through entity is a tax position and should be assessed in accordance with Subtopic 740-10. Additionally, the ASU provides implementation guidance on the attribution of income taxes to entities and owners. The revised guidance is effective for periods ending after September 15, 2009. The adoption of ASU 2009-06 did not have a material impact on the Company’s financial position or results of operations at the date of adoption.

 In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after October 3, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's consolidated results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (subsequently codified into FASB ASC Topic 105) which established the FASB Accounting Standards Codification (“ASC” or the “Codification”) as the single source of authoritative accounting principles for U.S. GAAP issued by the FASB. The Codification supersedes all existing non-SEC accounting and reporting standards and subsequent to adoption, the FASB will issue new standards in the form of ASUs, and no longer as SFASs, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Codification is effective for reporting periods ending on or after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In May 2009, the FASB issued guidance on subsequent events (originally issued as SFAS No. 165, Subsequent Events, and subsequently codified into FASB ASC Topic 855). Topic 855 addresses the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Topic 855 is effective for interim or annual periods ending after June 15, 2009. The adoption of Topic 855 did not have any impact on the Company’s financial position or results of operations at the date of adoption.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly (originally issued as FASB Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and subsequently codified within FASB ASC Topic 820). The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s financial position or results of operations at the date of adoption.

 In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's consolidated results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

2.	SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of December 31, 2009 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic Inc.	The PRC	100%	Manufacturing and sale of pharmaceutical raw materials
Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

The Company disposed its 70% owned subsidiary – Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”) in June 2009, See Note 16 – Discontinued Operations for further details.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2009 and 2008 consisted of the following:
	2009	2008

Accounts receivable	$5,679,685	$2,985,795
Less: allowance for doubtful accounts	(103,364)	(107,927)
Accounts receivable, net	$5,576,321	$2,877,868

For the years ended December 31, 2009 and 2008, the Company recorded recovery of and allowance for doubtful accounts of $4,829 and $84,631 respectively.

4.	INVENTORIES, NET

Inventories at December 31, 2009 and 2008 consisted of the following:
	2009	2008

Raw materials	$1,369,673	$655,267
Work-in-progress	2,369,709	2,276,087
Finished goods	1,917,038	1,808,876
	5,656,420	4,740,230
Less: provision of obsolescence	-	-
	$5,656,420	$4,740,230

For the years ended December 31, 2009 and 2008, the Company did not have any obsolete inventories.

5.	OTHER ASSETS

Other assets at December 31, 2009 and 2008 consisted of the following:
	2009	2008

Advances to staff	$11,067	$12,206
Other receivables and prepayments	56,604	40,131
Trade deposits paid	505,446	276,659
	$573,117	$328,996

6.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2009 and 2008:

	2009	2008

Factory buildings	$1,979,689	$1,442,985
Plant and machinery	5,216,362	5,128,076
Motor vehicles	122,739	122,434
Furniture and office equipment	52,010	51,451
Construction in progress - factory building	1,105,716	665,286
	8,476,516	7,410,232
Less: accumulated depreciation	(2,197,897)	(1,576,675)
Property and equipment, net	$6,278,619	$5,833,557

Depreciation expenses for continuing operations for the years ended December 31, 2009 and 2008 were $617,119 and $445,519 respectively.

7.	LAND USE RIGHTS, NET

Land use rights at December 31, 2009 and 2008 consisted of the following:
	2009	2008

Land use rights	$163,078	$162,674
Less: accumulated amortization	(17,473)	(14,110)
Land use rights, net	$145,605	$148,564

Amortization expenses for the years ended December 31, 2009 and 2008 were $3,326 and $3,268 respectively.

8.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Other payables	$83,465	$155,669
Accrued expenses	159,773	134,452
Deposits received from customers	179,664	100,477
	$422,902	$390,598

9.	INCOME TAX

a.	Huifeng Bio-Pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for 2009 and 2008.

Northwest, wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current law of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, wholly owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction.  According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. The provision for income tax expenses for 2009 and 2008 was $602,952 and $467,447 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  No provision for income tax expenses for 2009 and 2008 as Huifeng Engineering has incurred net operating loss and was disposed on June 28, 2009.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for 2009 and 2008 was 25%. The provision for income tax expenses for 2009 and 2008 was $139,107 and $61,123 respectively.

The income tax expenses for 2009 and 2008 are summarized as follows:

	2009	2008
PRC Income Tax
Current	$742,059	$528,570
	$742,059	$528,570

b.
The Company’s deferred tax assets at December 31, 2009 and 2008 consist of net operating loss carry forwards calculated using statutory effective tax rates.  Due to its history of losses, the Company determined that realization of its net deferred tax assets is currently judged to be unlikely rather than not.  Consequently, the Company has provided a valuation allowance covering 100% of its net deferred tax assets.

As of in December 31, 2009 and 2008, the Company had net operating loss carry forwards of approximately $2,680,952 and $1,937,833 respectively for U.S. income tax purposes available for offset against future taxable U.S. income, which expire 2025.  The net changes in the valuation allowance for 2009 and 2008 were $911,524 and $658,863 respectively.

c.	The reconciliation of income taxes computed at the statutory income tax rates to total income taxes for the years ended December 31, 2009 and 2008 is as follows:
	2009	2008
Huifeng Bio-Pharmaceutical
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	0%	0%
Valuation allowance	(34)%	(34)%
Foreign income taxes	19.3%	24.8%

Effective income tax rate	19.3%	24.8%

Total deferred tax asset	0%	0%

10.	NOTES PAYABLE

Notes payable as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Notes payable to a financial institution, interest rate of 10.188% per annum, secured by a director's property and the company's fixed assets, due July 2009, was extended to June 2010	$253,028	$281,579

Note payable to a bank, interest rate of 6.372% per annum, guaranteed by a director and a third party, due May 2010	292,517	-

Note payable to a bank, interest rate of bank's one-year benchmark lending rate at the date of loan plus 20% (i.e. 6.372%) per annum, guaranteed by a director and a third party, due September 2010	292,517	-

Current maturities	$838,062	$281,579

Interest expenses for the years ended December 31, 2009 and 2008 were $46,940 and $34,036 respectively.

11.	CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a two-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the years ended December 31, 2009 and 2008, the Company amortized $169,750 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

As of December 31, 2009, a Note holder converted the principal amount of $200,000 of its Note into 200,000 shares of common stock of the Company. On December 24, 2009, the Company and six other investors, who held Notes totaling $1,800,000 of the Notes, entered into an agreement to amend the Notes as follows:

1.	The maturity date of the Notes was extended from December 31, 2009 to June 30, 2011;
2.	The conversion rate of the Notes into common stock was amended from $1 to $0.8;
3.	The exercise price of stock warrants to purchase 450,000 shares of common stock was reduced from $1.5 to $1;
4.	The term of warrants was extended one year to December 31, 2011;
5.	The Company agreed to issue to the holders an aggregate of 450,000 shares of common stock in consideration for entering into the amendment; and
6.
The principal shall be due and payable in accordance with the payment schedule by percentages from 2.5% to 14.5% starting from April 30, 2010 and consequently to June 30, 2011 which payable at monthly end.

The holders of the Notes may convert the unpaid principal amount of the Notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may prepay all or any part of the outstanding principal amount of the Notes, together with interest accrued, if any, upon not fewer than thirty days’ prior written notice to the holders.

In accordance with ASC 470-20 (formerly EITF 98-5), a beneficial conversion feature has been recorded on the extension of the maturity date of the Notes as the conversion price of the Notes of $0.8 is lower than the fair market value per share of $0.99 at December 24, 2009. The value of beneficial conversion feature of $342,000 is recorded as a reduction in the carrying value of the Notes against additional paid-in capital and is amortized over the term of the Notes from the respective date of extension using the effective yield method. The Company amortized $5,855 of beneficial conversion feature as interest expense for the year ended December 31, 2009.

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

The Company recorded a discount on the Notes in accordance with ASC 470-20 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the years ended December 31, 2009 and 2008, the Company recorded amortization of $153,343 as interest expenses in the statement of operations. Pursuant to the amendment of the terms of the Notes the fair value of the remaining warrants was re-calculated using the Black-Scholes model using the following assumptions; (i) risk-free interest rate of 1%; (ii) expected life of 2 years; (iii) expected volatility of 177%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.99. The Company recorded a fair value of $352,463 as further discount on Notes and amortized $6,034 as an interest expense in the statement of operations for the year ended December 31, 2009.

The issuance of 450,000 shares of common stock to the Notes holders in consideration for entering into the amendment is a cost associated with the extension of the Notes. The Company recorded a fair value of $445,500 as discount on Notes and amortized $7,627 as an interest expense in the statement of operations for the year ended December 31, 2009.

The outstanding Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the years ended December 31, 2009 and 2008, $194,733 and $203,333 respectively was recorded as interest expenses.

12.	NET INCOME PER SHARE

The following is net income per share information at December 31:
	2009	2008

Net income for basic and diluted income per share	$2,976,892	$1,552,431

Basic weighted-average common stock outstanding	19,933,018	18,466,169
Effect of dilutive securities
Convertible notes	49,315	2,000,000

Diluted weighted-average common stock outstanding	19,982,333	20,466,169

Net income per share - basic	$0.15	$0.08

Net income per share - diluted	$0.15	$0.08

13.	COMMITMENTS AND CONTINGENCIES

(A) Capital commitments

As of December 31, 2009, the Company had capital commitments of $176,215 for factory construction. The Company had no capital commitments as of December 31, 2008.

 (B) Operating lease commitments

The Company occupies an office and warehouses from third parties under operating leases which expires on September 30, 2010 and July 23, 2011 at a quarterly rental of $2,851 and at an annually rental of $4,970 respectively.  Accordingly, for 2009 and 2008, the Company recognized rental expense for these spaces in the amount of $16,372 and $13,450, respectively.

As of December 31, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases which are due as follows:

2010	$13,522
2011	2,778

$16,300

14.	SHAREHOLDERS’ EQUITY

(A) Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vesting schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by ASC 718 with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected life of two years. The value of options recognized during the years ended December 31, 2009 and 2008 were $58,221 and $29,111 respectively.

(B) Stock issuances

On August 17, 2009, the Board of Directors approved the issuance of 1,200,000 shares of restricted common stock having a fair value of $184,359 to a third party for the settlement of outstanding accounts payable of $181,359. The value of the common stock issued was determined based on the outstanding balance of payable, which below the aggregated amount of $420,000 calculated by the closing market price of $0.35 per share on August 17, 2009.

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

On August 26, 2009, the Company issued 75,000 shares of restricted common stock having a fair value of $37,500 to a legal counsel for legal advisory services provided during the year. The value of the common stock issued was determined based the closing market price of $0.5 per share on August 26, 2009.

In December 2009, a Note holder converted the principal amount of $200,000 of its Note into 200,000 shares of common stock of the Company having a fair value of $200,000 at the conversion price of the Note at $1 per share .

On December 24, 2009, the Company issued 450,000 shares of common stock having a fair value of $445,500 to the remaining Notes holders in consideration for entering into the amendment of the Notes. The fair value of the common stock issued was determined based the closing market price of $0.99 per share on December 24, 2009.

(C) Appropriated retained earnings

The Company’s wholly owned subsidiary, Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical are required to make appropriations to the statutory surplus reserve based on the after-tax net income determined in accordance with the laws and regulations of the PRC. Prior to January 1, 2006 the appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the laws and regulations of the PRC until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined by the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum, such contributions not to exceed 50% of the respective company’s registered capital.

The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operation or for the increase in the registered capital of the Company. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

During 2009 and 2008, the Company’s wholly owned subsidiary Huifeng Bio-Technic appropriated $341,673 and $264,887, respectively; and the Company’s 80.2% owned subsidiary Huifeng Pharmaceutical also appropriated $41,732 and $19,929, respectively to the reserves funds based on its net income under PRC GAAP.

15.	RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the Convertible Notes issued on December 31, 2007, which was due on December 31, 2009 and extended to June 30, 2011.

16.	DISCONTINUED OPERATIONS

On June 28, 2009, Huifeng Bio-Technic entered into an agreement with a third party to sell its 70% interest in Huifeng Engineering for a consideration of $21,919 in cash. The operations of Huifeng Engineering have been reclassified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 and are summarized as follows:

	2009	2008

General and administrative expenses	$(208)	$(355)
Depreciation	(16,753)	(33,489)
Operating expenses	(16,961)	(33,844)
Interest income	-	4
Loss from discontinued operations	$(16,961)	$(33,840)

The assets and liabilities of discontinued operations as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008
ASSETS
Cash and cash equivalents	$-	$676
Equipment, net	-	113,901
Total assets related to discontinued operations	$-	$114,577

LIABILITIES
Other payables	$-	$17,128
Total liabilities related to discontinued operations	$-	$17,128

The detailed information on the loss on disposal of Huifeng Engineering is as follows:

Cash and cash equivalents	$6,307
Fixed assets, net	97,188
Other payables	(22,973)
Non-controlling interests	(24,157)
Book value of net assets disposal	56,365
Less: Consideration for disposition	(21,919)
Loss on disposal of discontinued operations	$34,446

The detailed information on net cash inflow on disposal of discontinued operations is as follows:

Proceeds from disposal	$21,919
Less: cash and cash equivalent disposed	(6,307)
Net cash inflow	$15,612

17.	CONCENTRATIONS AND RISKS

During 2009 and 2008, 100% of the Company’s assets were located in China.

During 2009 and 2008, 35% and 45% of the Company’s revenues were derived from companies located in China respectively.

The Company relied on two suppliers for approximately $644,928 and $606,025 representing in aggregate 23% of purchases for the year ended December 31, 2008.  At December 31, 2008, accounts payable to those suppliers totaled $18,332. The Company did not rely on any one or a few major suppliers during the year ended December 31, 2009.

18.	RECLASSIFICATION

The Company disposed its 70% subsidiary – Huifeng Engineering in June 2009. As a result of the disposal, the consolidated financial statements of the Company reflect the disposal of Huifeng Engineering as discontinued operations for all periods presented. Accordingly, the assets and liabilities of Huifeng Engineering have been reclassified as assets related to discontinued operations, held for sale and liabilities related to discontinued operations, held for sale respectively in the consolidated balance sheets. The net operating results of the discontinued operations, net of income taxes have been reclassified as loss from discontinued operations, net of income taxes in the consolidated statements of operations. For details, please refer to Note 16 – Discontinued Operations.

19.	SUBSEQUENT EVENT

On February 25, 2010, the Company appointed three new independent directors and granted a total of 110,000 shares of the Company’s restricted common stock as annual compensation to the new directors.