Form 10-Q
period 2010-03-31
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2010-05-17
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to __________

Commission file number:000-32253

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares of Common Stock outstanding as of May 10, 2010, was 23,275,509 shares of common stock, par value $0.018.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

INDEX

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$630,953	$556,763
Accounts receivable, net	6,310,407	5,576,321
Inventories, net	5,436,252	5,656,420
Other assets	966,362	573,117
Total Current Assets	13,343,974	12,362,621

PROPERTY AND EQUIPMENT, NET	6,258,320	6,278,619

LAND USE RIGHTS, NET	144,797	145,605

TOTAL ASSETS	$19,747,091	$18,786,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$338,337	$397,292
Other payables and accrued expenses	339,279	422,902
Income tax and other taxes payable	641,210	692,532
Notes payable	838,197	838,062
Total Current Liabilities	2,157,023	2,350,788

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $869,532 and $1,120,447 as of March 31, 2010 and December 31, 2009, respectively, due on June 30, 2011)	930,468	679,553

TOTAL LIABILITIES	3,087,491	3,030,341

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
HFGB Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 23,051,169 shares issued and outstanding as of March 31, 2010 and 22,991,169 shares issued and outstanding as of December 31, 2009)	416,463	413,838
Additional paid-in capital	10,388,755	10,315,847
Deferred stock compensation	(67,100)	-
Retained earnings (deficit)
Unappropriated	3,053,581	2,189,692
Appropriated	888,185	888,185
Accumulated other comprehensive income	1,400,627	1,398,147
Total HFGB Stockholders' Equity	16,080,511	15,205,709

Non-controlling Interest	579,089	550,795
TOTAL EQUITY	16,659,600	15,756,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,747,091	$18,786,845

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

NET SALES	$4,151,886	$1,325,895

COST OF SALES	(2,529,154)	(1,051,840)

GROSS PROFIT	1,622,732	274,055

OPERATING EXPENSES
Selling expenses and distribution expenses	18,792	52,358
General and administrative expenses	244,340	408,699
Depreciation and amortization	5,227	6,469
Total Operating Expenses	268,359	467,526

INCOME (LOSS) FROM OPERATIONS	1,354,373	(193,471)

OTHER INCOME (EXPENSES)
Interest income	1,511	232
Interest expenses	(307,782)	(142,103)
Other income	92,931	-
Total Other Income (Expenses)	(213,340)	(141,871)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,141,033	(335,342)

INCOME TAX EXPENSE	(248,939)	(44,997)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	892,094	(380,339)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	-	(8,387)

NET INCOME (LOSS)	892,094	(388,726)
Less: Net income attributable to non-controlling interests	(28,205)	(3,911)
NET INCOME (LOSS) ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	863,889	(392,637)

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	2,569	15,599
Less: Foreign currency translation gain attributable to non-controlling interests	(89)	(667)

Foreign currency translation gain attributable to HFGB common stockholders	2,480	14,932

COMPREHENSIVE INCOME (LOSS)	$866,369	$(377,705)

Income (loss) per share - basic
Continuing operations	$0.04	$(0.02)
Discontinued operations	-	-
Net income (loss) per share - basic	$0.04	$(0.02)

Income (loss) per share - diluted
Continuing operations	$0.03	$(0.02)
Discontinued operations	-	-
Net income (loss) per share – diluted	$0.03	$(0.02)

Weighted average number of shares outstanding during the period - basic	23,074,548	18,466,169

Weighted average number of shares outstanding during the period - diluted	25,324,548	20,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$863,889	$(384,250)
Net loss from discontinued operations	-	(8,387)
Net income (loss) from continuing operations	863,889	(392,637)

Adjusted to reconcile net income (loss) to cash provided by operating activities:
Allowance for doubtful accounts - accounts receivable	76,266	276,956
Depreciation and amortization - cost of sales	148,367	150,998
Depreciation and amortization	5,227	6,469
Amortization of discount on convertible notes	250,915	38,335
Amortization of deferred financing costs	-	42,438
Stock compensation expense	8,433	-
Stock options issued to a legal counsel	-	10,916
Non-controlling interests	28,205	3,911
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(809,462)	160,946
Inventories, net	221,081	(20,851)
Other assets	(393,157)	(179,206)
Increase (decrease) in:
Accounts payable	(59,019)	(204,136)
Other payables and accrued expenses	(83,693)	107,833
Income tax and other taxes payable	(51,434)	132,536
Net cash provided by operating activities – continuing operations	205,618	134,508
Net cash provided by operating activities – discontinued operations	-	8,372
Net cash provided by operating activities	205,618	142,880

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(131,528)	(158,359)
Net cash used in investing activities – continuing operations	(131,528)	(158,359)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(131,528)	(158,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities – continuing operations	-	-
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	-	-

EFFECT OF EXCHANGE RATES ON CASH	100	196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,190	(15,283)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	556,763	45,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$630,953	$30,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$340,712	$-

Interest expenses	$28,534	$11,329

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In January 2010, a legal counsel exercised its stock option to purchase 100,000 shares of Common stock at the exercise price $1.50 which was granted by the Company in April 2008. The Company issued cashless 60,000 shares of Common stock for this stock option.

On February 25, 2010, the Company issued 85,833 shares of restricted common stock having a fair value of $75,533 as annual compensation. The value of the common stock issued was determined based the closing market price of $0.88.

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010 (UNAUDITED)

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

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of March 31, 2010 are described in Note 4 – Subsidiaries.

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

It the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at March 31, 2010 and December 31, 2009, the consolidated results of operations for the three months ended March 31, 2010 and 2009, and consolidated cash flows for the three months ended March 31, 2010 and 2009. The consolidated results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest, 100% owned subsidiary Huifeng Bio-Technic, 70% owned subsidiary Huifeng Engineering and 80.2% owned subsidiary Huifeng Pharmaceutical.

The results of discontinued operations have been reported separately in the unaudited condensed consolidated financial statements and the previously reported financial statements have been reclassified.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 SUBSIDIARIES

Details of the Company’s principal consolidated subsidiaries as of March 31, 2010 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic In.	The PRC	100%	Manufacturing and sale of pharmaceutical raw materials
Xi’an Huifeng Pharmaceutical Company Limited	The PRC	80.2%	Manufacturing and sale of pharmaceutical raw materials

The Company disposed its 70% owned subsidiary – Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering” in June 2009.

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

Common stock, a stock option and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC 718, which is measured as of the date required by ASC Topic 505-50 “Equity-Based Payment to Non-Employees” (“ASC 505-50”) (formerly EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. In accordance with ASC 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement a the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

NOTE 7 INCOME TAXES

The Company accounts for income taxes under the ASC Topic 740 “Income Taxes” (“ASC 740”) (formerly SFAS No. 109, “Accounting for Income Taxes”). Under this ASC, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this ASC, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (now FASB ASC Topic 740-10) (“ASC 740-10). ASC 740-10 prescribes a more-likely-than-not threshold for financial statements recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of ASC 740-10 has not resulted in any material impact on the Company’s financial position or results.

Huifeng Bio-Pharmaceutical was incorporated in the United States and has incurred net operating loss as for income tax purposes for the three months ended March 31, 2010 and 2009.

Northwest, a wholly owned subsidiary of the Company, was incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, was incorporated in the PRC being registered as a new and high technology enterprise is entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three months ended March 31, 2010 and 2009 were $192,509 and $15,199 respectively.

Huifeng Engineering, 70% owned subsidiary of Huifeng Bio-Technic, was incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three months ended March 31, 2010 and 2009 as Huifeng Engineering has incurred net operating loss and was disposed on June 28, 2009.

Huifeng Pharmaceutical, 80.2% owned subsidiary of Huifeng Bio-Technic, was also incorporated in the PRC and subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the three months ended March 31, 2009 and 2008 was 25%. The provision for income tax expenses for the three months ended March 31 2010 and 2009 was $56,430 and $29,798 respectively.

NOTE 8 INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Including for the three months ended March 31, 2010 and 2009, the Company’s 10% secured convertible notes (the “Notes”) in a face amount of $1,800,000 as of March 31, 2010 and $2,000,000 as of March 31, 2009 which are due and payable in full in 2 years from their issuance.

Warrants to purchase 500,000 shares of common stock at $1.50 per share as of March 31, 2009 and amended to purchase 450,000 shares of common stock at $1 per share as of March 31, 2010 and a stock option to purchase 100,000 shares of common stock at price $1.50 per share as of March 31, 2009, but were excluded from the calculation of diluted earnings per share because the effect of stock warrants and a stock option is anti-dilutive.

NOTE 9 BUSINESS SEGMENTS

The Company operates in only one segment, thereafter segment disclosure is not presented.

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU 2010-2, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification”. ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 3, 2010. The Company expects the adoption of ASU 2010-2 will not have a material impact on the Company's results of operations or financial position.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-06 will not have a material impact on the Company’s results of operations or financial position.

In March 2010, FASB issued ASU 2010-11 “Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company expects the adoption of ASU 2010-11 will not have a material impact on the Company’s results of operations or financial position.

In April 2010, FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. The Company expects the adoption of ASU 2010-13 will not have a material impact on the Company’s results of operations or financial position.

NOTE 11 CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of $2,000,000 principal amount of 10% secured convertible notes (the “Notes”) with a three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes to interest expense using the effective interest method. For the three months ended March 31, 2010 and 2009, the Company amortized $0 and $42,438 of financing costs in interest expenses. The Notes are due December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

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

In accordance with ASC 470-20 (formerly EITF 98-5), a beneficial conversion feature has been recorded on the extension of the maturity date of the Notes as the conversion price of the Notes of $0.8 is lower than the fair market value per share of $0.99 at December 24, 2009. The value of beneficial conversion feature of $342,000 is recorded as a reduction in the carrying value of the Notes against additional paid-in capital and is amortized over the term of the Notes from the respective date of extension using the effective yield method. The Company amortized $75,277 of beneficial conversion feature as interest expense for the three months ended March 31, 2010.

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

The Company recorded a discount on the Notes in accordance with ASC 470-20 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three months ended March 31, 2009, the Company recorded amortization of $38,335 as interest expenses in the statement of operations. Pursuant to the amendment of the terms of the Notes the fair value of the remaining warrants was re-calculated using the Black-Scholes model using the following assumptions; (i) risk-free interest rate of 1%; (ii) expected life of 2 years; (iii) expected volatility of 177%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.99. The Company recorded a fair value of $352,463 as further discount on Notes and amortized $77,580 as an interest expense in the statement of operations for the three months ended March 31, 2010.

The issuance of 450,000 shares of common stock to the Notes holders in consideration for entering into the amendment is a cost associated with the extension of the Notes. The Company recorded a fair value $445,500 as discount on Notes and amortized $98,058 as an interest expense in the statement of operations for the three months ended March 31, 2010.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three months ended March 31, 2010 and 2009, $40,222 and $50,000 respectively were recorded as interest expenses.

NOTE 12 COMMITMENTS AND CONTINGENCIES

(A)	Capital commitments

As of March 31, 2010, the Company had capital commitments of $59,217 for factory construction. The Company had no capital commitments as of March 31, 2009.

(B)	Operating lease commitments

The Company occupies an office and warehouses from a third party under operating leases which expires on September 30, 2010 and July 23, 2011 at a quarterly rental of $2,853 and at an annually rental of $4,389 respectively. Accordingly, for the three months ended March 31, 2010 and 2009, the Company recognized rental expenses for these spaces in the amount of $3,950 and $2,848 respectively.

As of March 31, 2010, the Company has outstanding commitments with respect to the non-cancelable operating leases of $11,556 which are due by July 23, 2011.

NOTE 13 STOCKHOLDERS’ EQUITY

Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options shall be exercisable in whole or in part, according to the vest schedule, shall be fully vested upon execution of the agreement and shall be exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by ASC 718 with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected like of two years. The value of options recognized during the three months ended March 31, 2010 and 2009 was $0 and $10,916 respectively. The stock options were fully exercised by issuance of 60,000 shares of cashless common stock in January 2010.

On February 25, 2010, the Company appointed three new independent directors and granted a total of 110,000 shares of the Company’s restricted common stock as annual compensation to the new directors. On May 6, 2010, one of the new independent directors resigned and the Company agreed to issue 5,833 shares of restricted common stock for the two months’ service period. Consequently, the Company issued 85,833 shares of restricted common stock having a fair value of $75,533 as annual compensation. The value of the common stock issued was determined based the closing market price of $0.88. The Company recognized $8,433 as compensation expense for the three months ended March 31, 2010.

NOTE 14 RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007, which was due on December 31, 2009 and extended to June 30, 2011.

NOTE 15 CONCENTRATIONS AND RISKS

During the three months ended March 31, 2010 and 2009, 100% of the Company’s assets were located in China.

During the three months ended March 31, 2010 and 2009, 29% and 38% of the Company's revenues were derived from companies located in China respectively.

The Company relied on two customers for approximately $357,293 and $213,683 representing in aggregate 43% of sales for the three months ended March 31, 2009. At March 31, 2009, accounts receivable from a customer was $322,207. The Company did not rely on any one or a few major customers during the three months ended March 31, 2010.

The Company relied on two suppliers for approximately $108,448 and $131,452, representing in aggregate 38% of purchases for the three months ended March 31, 2009. The accounts payable to those suppliers as of March 31, 2009 were $45,733. The Company did not rely on any one or a few major suppliers during the three months ended March 31, 2010.

NOTE 16 RECLASSIFICATION

The Company disposed its 70% subsidiary – Huifeng Engineering in June 2009. As a result of the disposal, the condensed consolidated financial statements of the Company reflect the disposal of Huifeng Engineering as discontinued operations for all periods presented. Accordingly, the net operating results of the discontinued operations, net of income taxes have been reclassified as loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations.

NOTE 17 SUBSEQUENT EVENTS

On April 10, 2010, the Company granted a total of 19,340 shares of the Company’s restricted common stock to a legal counsel for settlement of outstanding service fees.

On April 26, 2010, the Company granted 50,000 shares of the Company’s restricted common stock to an investment related company as annual compensation.

On April 26, 2010, the Company granted 130,000 shares of the Company’s restricted common stock to three consultants for consultancy services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Huifeng Bio-Pharmaceutical Techonology, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Huifeng Bio-Pharmaceutical Technology, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and the Annual Report 10-K, particularly in “Risk Factors” section in the Annual Report on 10-K.   All references to years relate to the calendar year ended December 31 of the particular year.

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

On December 20, 2004, pursuant to the terms of a Stock Purchase Agreement (“Malone Agreement”), Art Malone, Jr. sold 7,229,601 shares of the common stock of the Company (approximately 56% of the total outstanding stock of the Company) for $300,000.00 (the “Sale”) to Zhi Lan Wang and Jun Lin, individuals. Immediately thereafter, pursuant to the terms of an Agreement and Plan of Reorganization dated December 20, 2004 (“Northwest Agreement”), the Company purchased 30% of the common shares of Northwest BioTechnic Inc. (“NBTI”), a British Virgin Islands corporation, in exchange for 80,735,590 shares of the Company's common stock (“Acquisition”).  The 80,735,590 shares of the common stock sold represented approximately 86.3% of the total outstanding stock of the Company.  The purchase price for the remaining 70% of NBTI's common shares was a $1,900,000 promissory note (“Promissory Note”) issued by the Company on December 20, 2004. The Promissory Note was subsequently converted into 10,465,725 (post a one for eighteen reverse split) shares of the Company's common stock.

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

Business Overview

HFGB, through its wholly owned subsidiary NBTI, owns 100% of Huifeng which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC and internationally. Huifeng was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng developed and specialized itself as one of the major technology based Rutin company in Xian city within two years after establishment. Huifeng possesses one of the most advanced and patented Rutin-refining technologies in China and is a major Rutin supplier for the world market. Huifeng emphasized technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine.

☐	Produces pharmaceutical raw materials, active pharmaceutical ingredients, and plant extracts.
☐	Focuses on expanding extract production and new market penetration.
☐	Currently leading Chinese producer of Rutin and Diosmin.
☐	Serves a diverse domestic and international client base.
☐	Maintains all Chinese qualifying certifications for domestic and international sales of plant extracts and related products.
☐	Includes ISO9000:2001 and multiple national Good Manufacturing Practices(GMP) qualifications.

Our Products

The Company’s products are primarily in the chemical category called flavonoids, with medicinal benefits and multiple end markets, including pharmaceuticals used for humans and animals, nutraceuticals, cosmetics, functional drink and food. All the products can be reduced to the three categories as follows:

Pharmaceutical Raw Materials
☐	Diosmin EP and other specification clients required.
☐	Rutin USP standard, Rutin DAB9, Rutin DAB10, Rutin EP5, Rutin BP2006
☐	Troxerutin DAB1999, Troxerutin EP5, Troxerutin EP6
☐	Silymarin USP, Silymarin DAB, Silymarin BP2006

Active Pharmaceutical Ingredients
☐	Quercetin , Rhamnose, Glucomannan, Glucuronolactone, Hesperidin, Synephrine, Resveratrol, etc. Soybean Isoflavones, Lutein, Lycopene, 5-HTP, etc.

Plant Extracts
☐	Ginkgo Biloba Extract, Epimedium Extract, Bilberry Extract, Grape Seed Extract, Bitter Melon Extract, Mellisa Officinallis Extract, etc.

During 2006, we finished two new products lines, Diosmin and L-Rhamnose. Since January 2008, the Company began the process of applying for the Certificate of Suitability (COS) certificate for Diosmin from the European Directorate for the Quality of Medicines & HealthCare (EDQM). The Company introduced new facilities and equipment for this certificate and fulfilled process managing procedures and files according to the COS requirements. We introduced a Hesperidin production line in 2008 which keeps the stable quality and sufficiency of raw material for Diosmin.

The chemical name of Diosmin is 7-[[6-o(6-Deoxy-2-L-mannopyranosyl)-β -D-gl ucopyran-osyl]oxy]-5-hydroxy-2-(3-hydroxy-4-methoxyphenyl)-4H-l-ben-zopyran-4-one). Diosmin is a pharmaceutical material, which has a comprehensive impact on the blood vessel feedback system and is suitable for treatment of acute or chronic hemorrhoids and chronic insufficiency of veins (lower limbs varicosity, dropsy and chronic canker).

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

Additionally, it has a positive effect in protecting heart and cerebral hemorrhage and ischemia-reperfusion injury. It is widely used as a raw material for the heart and cerebral blood vessel medicines as well as an additive for cosmetics and functional food. The demand for Rutin increases at an annual rate of approximately 30% due to the increased demand for heart and cerebral blood vessel medicines as a result of the aging population. Furthermore, the improvement in living standards in China also stimulates the growth in the demand for functional food and natural cosmetics. Troxerutin, Quercetin, Rhamnose is three kinds derivatives of Rutin.

Production Facilities

On June 28, 2009, Huifeng Bio-Technic disposed its 70% owned interest in Huifeng Engineering, located in Fenghui, Changan, Xian, for a consideration of $21,919 in cash. At present, we have one major production facility that included the following equipment resources:

Manufacturing plant located at No. 1, Huifeng Rd, Changwu, Xianyang:

·	This production site is for refining and manufacturing of new products.
·	Has a total of 10 buildings including:
	-	A two-level office building
	-	A four-level staff building
	-	An one-level building for clean area under GMP standard
	-	One raw materials storage building
	-	Two buildings for storage of finished products
	-	One building for dangerous products
	-	Building for quality testing zone and researching center
	-	Building for power and maintenance (including boiler, power distribution and maintenance)
	-	One cafeteria and staff canteen

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

We currently obtain all of our raw materials from third parties and through various farmers located in the Shaanxi province, Gansu province and Shanxi province areas of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are the largest wholesalers in their own area.

Target Markets and Principal Customers

As of March 31, 2010, we have developed three new customers. Two of them are European customers and the other one is an international API distributor based in China. These customers primarily purchase Diosmin from us due to the high quality of our products, as reflected from the fact that we are the only Chinese producer that is in the process of applying for a COS from EDQM.

For the present, our products are all raw materials intermediaries for medicines production and the users of these products are industrial clients. As a result, Huifeng's main target customers are pharmaceutical companies and manufacturers in nutrient, cosmetics, functional food and drinks.

Dependence on Major Customers

For the fiscal year ended December 31, 2009, our top five customers accounted for approximately 17% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales and Marketing

For the quarter ended March 31, 2010, the majority of products were raw materials and intermediaries for production of medicines, nutraceuticals and cosmetics. Our target customers were mostly industrial clients and we continued to sell our products to pharmaceutical and nutrition and food manufacturers. Most of our customers placed purchase orders directly with our sales and marketing team. However, in order to diversify and expand our product sales networks, we began using outside distribution channels for some of our export sales in 2009. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase sale revenues from exports.

The sales department was divided into two teams, domestic sales team and export sales team. During the period ended March 31, 2010, the Company did not add new employees in the export sales department. The total number of employees in sales departments is still 24 people. All the sales department staffs were trained with certain professional lessons. Most of them attended the industrial international exhibition and fairs which are held in U.S, European, Shanghai and Beijing, such as CPHI Shows, API, Supplyside West, etc.

We did not establish any regional representative or sales office in the first quarter of 2010 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

Competition

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as a raw material, Huifeng does not face significant competition within China.

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

In the first quarter of 2010, there were some new domestic competitors for certain new products that we have started selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for producing Resveratrol at costs lower than ours. Therefore we do not believe that they pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an, Shaanxi Province, China 710075.

Employees and Organization

As of March 31, 2010, we had approximately 224 full-time employees. During the three months period ended March 31, 2010, we employed 3 new employees. Of the 3 new employees, 2 were assigned to the certification department; and 1 was assigned to the production department. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be good.

As of March 31, 2010, our Company organization was as follow:

Department	Employee as of end of March 31, 2010	Employee as of end of March 31, 2009
Sales department:
Domestic sales department	8	8
Export sales department:
Export section I	8	8
Export section II	8	8
Production department	155	154
Technical department	5	5
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	7
Security department	8	8
Certification department	7	5
TOTAL	224	221

Research and Development

As of March 31, 2010, we continued on research and development of new products and new technologies. We kept the structure of our research and development team.

The amounts we spent on research and development for the three months periods ended March 31, 2010 and 2009 were $13,581 and $10,801, respectively. The increase is mainly due to the cost of research materials, related external testing and employees’ wages.

Patents and Intellectual Properties

Huifeng's proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received Chinese national technology patent.

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

The Company does not have any reserves against its accounts receivable or inventories at March 31, 2010 and 2009. Management's estimation that there are no reserves is based on the current facts that there is no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices in a timely manner, and that their customers' financial position will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended March 31, 2010 were $4,151,886, an increase of $2,825,991 from $1,325,895 for same quarter in 2009. Our increases in sales revenues in 2010 were mainly due to the increase of pharmaceutical raw materials and pharmaceutical intermediates. The sales increasing products were Troxerutin, Diosmin, Quercetin and L-Rhamnose during the period. An analysis of the increase in sales of our products is as follows:

	For the quarter ended March 31,		Increase/
Product	2010	2009	(Decrease)
Pharmaceutical intermediates	$829,468	$132,035	$697,433
Pharmaceutical raw material	2,995,883	841,416	2,154,467
Plant Extracts	326,535	352,444	(25,909)
TOTAL	$4,151,886	$1,325,895	$2,825,991

Cost of revenues for the quarter ended March 31, 2010 were $2,529,154, an increase of $1,477,314 from $1,051,840 for the quarter ended March 31, 2009. Compared to the quarter ended March 31, 2009, the increase in cost of sales of our products was because of increase 213% increase in our products sold during the period. An analysis of our decrease in cost of revenues of our products is as follows:

	For the quarter ended March 31,		Increase /
Product	2010	2009	(Decrease)
Pharmaceutical intermediates	$544,800	$92,746	$452,054
Pharmaceutical raw-material	1,882,466	660,981	1,221,485
Plant Extractive and others	101,888	298,113	(196,225)
TOTAL	$2,529,154	$1,051,840	$1,477,314

The gross profit margin for the quarter ended March 31, 2010 increased to 39% from 21% in the same period of 2009. The increase in gross profit margin was mainly due to the decrease in cost of goods sold and the increase in selling price. Because of the economics returned to normal, market had increasing demands to our products during the period.

Gross profit for the quarter ended March 31, 2010 was $1,622,732, an increase of $1,348,677 or 492% from $274,055for the period ended March 31, 2009. The increase was mainly attributable to the decrease in the cost of raw materials and the increase in selling price. In addition, our sales volume also increased during the period due to the market strong demands.

General and Administrative Expenses
General and Administrative expenses totaled $244,340 for the three months ended March 31, 2010, a decrease of $164,374 from $408,714 for the three months ended March 31, 2009. The decrease in general and administrative expenses was mainly due to the decrease of allowance for doubtful accounts, the net decrease in allowance for doubtful accounts of $200,690 compared with March 31,2009 during the same period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $18,792 for the three months ended March 31, 2010, a decrease of $33,566 from $52,358 for the three months ended March 31, 2009. The Company has decreased its transportation expenses of totaling $20,959 and COS certification fees of totaling $10,392 in the current quarter as compared to the same quarter last year.

Liquidity and Capital Resources

Cash

Our cash balance amounted to $630,953 at March 31, 2010.

In the three months ended March 31, 2010, our cash provided by operating activities totaled $205,618, mainly due to increase in accounts receivable of $809,462. In the three months ended March 31, 2010, our cash used in investing activities totaled $131,528 mainly for the purchase of new production machinery and equipment.

Working Capital

Our working capital amounted to $11,186,951 at March 31, 2010.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the three months ended March 31, 2010 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US Dollars at the exchange rate of 6.83603 to 1. Since July 22, 2005, the Renminbi has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $90,145 during the first quarter of 2010. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would adversely affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 4. Reserved

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of May, 2010.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC

By:	/s/ Jing’an Wang	May 17, 2010
Jing’an Wang Chief Executive Officer (Principal Executive Officer)

	/s/ Sanding Tao	May 17, 2010
Sanding Tao
Chief Financial Officer (Principal Accounting and Financial Officer)