Form 10-Q
period 2010-06-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2010-08-16
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number: 000-32253

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0650264
(State or Other Jurisdiction of	(I.R.S. Employer of
Incorporation or Organization)	Identification No.)

16B/F Ruixin Bldg., No. 25 Gaoxin Road
Xi’an 710075 Shaanxi Province, China
(Address of Principal Executive Offices Including Zip Code)

+86-29-8822 4682
(Registrant 's telephone number, including area code)

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
Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.018, on August 13, 2010 was 23,710,092.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
Quarterly Period Ended June 30, 2010

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES (“HFGB”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31,2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,661,815	$556,763
Accounts receivable, net	5,442,035	5,576,321
Inventories, net	4,501,835	5,656,420
Other assets	4,169,367	573,117
Total Current Assets	15,775,052	12,362,621

PROPERTY AND EQUIPMENT, NET	6,133,856	6,278,619

LAND USE RIGHTS, NET	144,546	145,605

TOTAL ASSETS	$22,053,454	$18,786,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$273,406	$397,292
Other payables and accrued expenses	383,744	422,902
Income tax and other taxes payable	749,070	692,532
Notes payable	547,837	838,062
Due to a stockholder	499,026	-
Total Current Liabilities	2,453,083	2,350,788

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $622,172 and due on June 30, 2011)	788,453	679,553

TOTAL LIABILITIES	3,241,536	3,030,341

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
HFGB Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 23,710,092 shares issued and outstanding as of June 30, 2010 and 22,991,169 shares issued and outstanding as of December 31, 2009)	426,779	413,838
Additional paid-in capital	10,896,366	10,315,847
Deferred stock compensation	(116,995)	-
Retained earnings (deficit)
Unappropriated	4,585,883	2,189,692
Appropriated	888,185	888,185
Accumulated other comprehensive income	1,474,457	1,398,147
Total HFGB Stockholders' Equity	18,154,675	15,205,709

Non-controlling Interest	657,243	550,795
TOTAL EQUITY	18,811,918	15,756,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,053,454	$18,786,845

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

NET SALES	$6,698,952	$3,091,525	$10,850,838	$4,417,420

COST OF SALES	(4,231,888)	(1,914,020)	(6,761,042)	(2,965,860)

GROSS PROFIT	2,467,064	1,177,505	4,089,796	1,451,560

OPERATING EXPENSES
Selling and distribution expenses	41,600	34,571	60,392	86,929
General and administrative expenses	330,811	32,707	575,151	441,406
Depreciation and amortization	6,031	6,375	11,258	12,844
Total Operating Expenses	378,442	73,653	646,801	541,179

INCOME FROM CONTINUING OPERATIONS	2,088,622	1,103,852	3,442,995	910,381

OTHER INCOME (EXPENSE)
Interest income	1,521	1,128	3,032	1,360
Interest expense	(280,512)	(147,702)	(588,294)	(289,805)
Other income	187,548	51,477	280,479	51,477
Total Expenses, net	(91,443)	(95,097)	(304,783)	(236,968)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,997,179	1,008,755	3,138,212	673,413

INCOME TAX EXPENSE	(389,346)	(139,574)	(638,285)	(184,571)

NET INCOME FROM CONTINUING OPERATIONS	1,607,833	869,181	2,499,927	488,842

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	-	(8,574)	-	(16,961)
Loss from disposal of discontinued operations	-	(34,446)	-	(34,446)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(43,020)	-	(51,407)

NET INCOME	1,607,833	826,161	2,499,927	437,435
Less: net income attributable to non-controlling interests	(75,531)	(22,967)	(103,736)	(26,878)
NET INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	1,532,302	803,194	2,396,191	410,557

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	76,453	1,319	79,022	16,251
Add (less): foreign currency translation (gain) loss attributable to non-controlling interests	(2,623)	24	(2,712)	(1,071)
Foreign currency translation gain attributable to HFGB common stockholders	73,830	1,343	76,310	15,180

COMPREHENSIVE INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	$1,606,132	$804,537	$2,472,501	$425,737

Income per share – basic
Continuing operations	$0.07	$0.04	$0.10	$0.02
Discontinued operations	-	-	-	-
Net income per share - basic	$0.07	$0.04	$0.10	$0.02

Income per share - diluted
Continuing operations	$0.06	$0.04	$0.10	$0.02
Discontinued operations	-	-	-	-
Net income per share - diluted	$0.06	$0.04	$0.10	$0.02
Weighted average number of shares outstanding during the period - basic	23,665,035	18,466,169	23,371,423	18,466,169
Weighted average number of shares outstanding during the period - diluted	25,408,941	20,466,169	25,134,705	20,466,169

The accompanying notes are an integral part of these consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income continuing operations	$2,396,191	$427,518
Net loss from discontinued operations	-	(16,961)
Net income	2,396,191	410,557
Adjusted to reconcile net income to cash provided by (used in) operating activities, including discontinued operations:
(Reversal of ) allowance for doubtful accounts - accounts receivable	(14,098)	217,373
Depreciation and amortization - cost of sales	297,139	298,984
Depreciation and amortization	11,258	12,844
Amortization of discount on convertible notes	498,275	76,672
Amortization of deferred financing costs	-	84,875
Stock option issued to a legal counsel	-	21,832
Stock-based compensation expense	45,238	-
Stocks issued to consultants	156,227	-
Non-controlling interests	103,736	26,878
Loss from disposal of discontinued operations	-	34,446
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	171,204	(160,422)
Inventories	1,173,837	(921,328)
Other assets	(3,580,092)	(235,370)
Increase (decrease) in:
Accounts payable	(125,075)	(72,511)
Other payables and accrued expenses	(40,777)	213,356
Income tax and other taxes payable	53,424	(131,636)
Due to a stockholder	497,117	-
Net cash provided by (used in) operating activities – continuing operations	1,643,604	(123,450)
Net cash provided by operating activities – discontinued operations	-	16,753
Net cash provided by (used in) operating activities	1,643,604	(106,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(138,209)	(161,862)
Net cash inflow on disposal of discontinued operations	-	15,612
Net cash used in investing activities – continuing operations	(138,209)	(146,250)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(138,209)	(146,250)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from notes payable	(292,622)	292,259
Repayment of convertible notes	(114,375)	-
Net cash (used in) provided by financing activities – continuing operations	(406,997)	292,259
Net cash provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(406,997)	292,259

EFFECT OF EXCHANGE RATES ON CASH	6,654	219

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,105,052	39,531

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	556,763	45,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,661,815	$85,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$586,420	$394,214

Interest expenses	$61,686	$27,146

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In January 2010, a legal counsel exercised a stock option to purchase 100,000 shares of common stock at the exercise price of $1.50 which was granted by the Company in April 2008, pursuant to a cashless exercise. The Company issued 60,000 shares of common stock in connection with this exercise.

In April 2010, four holders of the Company’s outstanding promissory notes converted $275,000 in outstanding principal under those notes into 343,750 shares of common stock of the Company at a conversion price of $0.80 per share.

The accompanying notes are an integral part of these consolidated financial statements.

 HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010 (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology, Inc. and all of its subsidiaries (collectively, “Huifeng Bio-Pharmaceutical” or the “Company”) are principally engaged in the manufacture of plant extracts and bio-chemical products in the People’s Republic of China (“PRC”), for sale in the PRC market, Japan and certain European countries.

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of June 30, 2010 are described in Note 4. Subsidiaries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at June 30, 2010 and December 31, 2009, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and consolidated cash flows for the six months ended June 30, 2010 and 2009. The consolidated results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2.  USE OF ESTIMATES

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and 2009 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest BioTechnic Inc. (“Northwest”), 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

The results of discontinued operations have been reported separately in the unaudited condensed consolidated financial statements and the previously reported financial statements have been reclassified.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4.  SUBSIDIARIES

Details of the Company’s principal subsidiaries as of June 30, 2010 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic Inc.	The PRC	100%	Manufacture and sale of pharmaceutical raw materials
Shaanxi Huifeng Pharmaceutical Ltd.	The PRC	80.2%	Manufacture and sale of pharmaceutical raw materials

In June 2009, the Company disposed of its 70% owned subsidiary, Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”).

NOTE 5.  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

NOTE 6.  STOCK-BASED COMPENSATION

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

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC 718, which is measured as of the date required by ASC Topic 505-50 “Equity-Based Payment to Non-Employees” (formerly EITF Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”). In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value by using the Black-Scholes option pricing model as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”). Accounting for non-employee stock options or warrants which involve only performance conditions when no performance commitment date or performance completion date has occurred as of reporting date requires measurement at the equity instruments then-current fair value. Any subsequent changes in the market value of the underlying common stock are expensed as incurred.

NOTE 7.  INCOME TAXES

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

Huifeng Bio-Pharmaceutical is incorporated in the United States and has incurred net operating losses for income tax purposes for the three and six months ended June 30, 2010 and 2009.

Northwest, a wholly owned subsidiary of the Company, is incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, is a company formed under the laws of the PRC and is registered as a new and high technology enterprise entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three and six months ended June 30, 2010 and 2009 were $300,081, $108,825, $492,590 and $124,025 respectively.

Huifeng Engineering, the 70% owned subsidiary of Huifeng Bio-Technic, is a company formed under the laws of the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. No provision for income tax expenses for the three and six months ended June 30, 2010 and 2009 has been made as Huifeng Engineering incurred net operating losses and was disposed of on June 28, 2009.

Huifeng Pharmaceutical, the 80.2% owned subsidiary of Huifeng Bio-Technic, is a company formed under the laws of the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the six months ended June 30, 2010 and 2009 was 25%. The provision for income tax expenses for the three and six months ended June 30, 2010 and 2009 was $89,265, $30,749, $145,695 and $60,547, respectively.

NOTE 8.  INCOME PER SHARE

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similarly to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted income per share for the three and six months ended June 30, 2010 and 2009, includes the Company’s 10% secured convertible notes (the “Notes”) in the aggregate face amount of $1,410,625 as of June 30, 2010 and $2,000,000 as of June 30, 2009 which are due and payable in full in 2 years from their issuance.

Warrants to purchase 500,000 shares of common stock at $1.50 per share as of June 30, 2009 (amended to purchase 450,000 shares of common stock at $1 per share as of June 30, 2010) and a stock option to purchase 100,000 shares of common stock at price $1.50 per share as of June 30, 2009, were excluded from the calculation of diluted earnings per share because the effect of the warrants and stock options is anti-dilutive.

NOTE 9.  BUSINESS SEGMENTS

The Company operates in only one segment; therefore segment disclosure is not presented.

NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task)”. ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company expects the adoption of ASU 2010-18 will not have a material impact on the Company’s results of operations or financial position.

NOTE 11.  OTHER ASSETS

Other assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Advances to staff	$12,832	$11,067
Other receivables and prepayments	58,494	56,604
Trade deposits paid	1,223,764	417,193
Deposits paid for acquisition of equipment	818,054	88,253
Deposits paid for acquisition of subsidiaries (note)	2,056,223	-
	$4,169,367	$573,117

Note:
In June 2010, the Company entered into provisional sale and purchase agreements with independent third parties to acquire certain equity interests in two PRC companies which are engaged in development, manufacture and sale of pharmaceutical raw materials. Upon signing the agreements, the Company paid $2,056,223 as deposits and partial payment of the consideration for the acquisitions. The total consideration will be settled by cash and common stock of the Company, and will be determined later. As of June 30, 2010, no definitive sale and purchase agreements have been entered into by all parties.

NOTE 12 NOTES PAYABLE

Notes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Notes payable to a financial institution, interest bearing at 10.188% per annum, secured by a director’s properties and the Company's property and equipment, due in June 2010	$254,090	$253,028

Note payable to a bank, interest bearing at 6.372% per annum, guaranteed by a director and a third party, due in May 2010	-	292,517

Note payable to a bank, interest bearing at bank’s one-year Benchmark lending rate at the date of loan plus 20% (i.e. 6.372%) per annum, guaranteed by a director and a third party, due in September 2010	293,747	292,517
Current maturities	$547,837	$838,062

Interest expenses for the three and six months ended June 30, 2010 and 2009 were $11,569, $13,755, 28,217 and $22,639 respectively.

NOTE 13.  CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of 10% secured convertible notes in the aggregate principal amount of $2,000,000 (the “Notes”).  In connection with this offering, the Company also issued three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes using the effective interest method. For the three and six months ended June 30, 2010 and 2009, the Company amortized financing cost of $0, $42,437, $0 and $84,875, respectively which is included in interest expenses. The Notes were due on December 31, 2009 and are convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

On December 31, 2009, one Note holder converted the principal amount of $200,000 of its Note into 200,000 shares of common stock of the Company. On December 24, 2009, the Company and the remaining six note holders holding Notes totaling $1,800,000, entered into an amendment of the Notes as follows:

1.	The maturity date of the Notes was extended from December 31, 2009 to June 30, 2011;

2.	The conversion price of the Notes was reduced from $1.00 to $0.80;

3.	The exercise price of warrants to purchase 450,000 shares of common stock was reduced from $1.50 to $1.00;

4.	The term of warrants was extended by one year to December 31, 2011;

5.	The Company agreed to issue to the holders an aggregate of 450,000 shares of common stock in consideration for entering into the amendment; and

6.	The principal is due and payable in accordance with a payment schedule by percentages from 2.5% to 14.5% beginning on April 30, 2010 with the entire remaining balance payable on June 30, 2011.

The holders of the Notes may convert the unpaid principal amount of the Notes into common stock of the Company at any time prior to maturity, at the applicable conversion price. The Company may prepay all or any part of the outstanding principal amount of the Notes, together with interest accrued, if any, upon not fewer than thirty days’ prior written notice to the holders.

In accordance with ASC 470-20 (formerly EITF 98-5), a beneficial conversion feature has been recorded on the extension of the maturity date of the Notes as the conversion price of the Notes of $0.8 is lower than the fair market value per share of $0.99 at December 24, 2009. The value of beneficial conversion feature of $342,000 is recorded as a reduction in the carrying value of the Notes against additional paid-in capital and is amortized over the term of the Notes from the respective date of extension using the effective yield method. The Company amortized $74,210 and $149,487 respectively of beneficial conversion feature as interest expense for the three and six months ended June 30, 2010.

The Notes are secured by 500,000 shares of Northwest’s share capital pursuant to a pledge agreement, the Company’s performance of the Notes and other obligations in connection with the financing is also secured by a pledge of 5,272,860 shares of common stock personally held by the current Chief Executive Officer and two other stockholders pursuant to another pledge agreement. Upon any event of default (as defined in the Notes and pledge agreements), the investors will be entitled to exercise their respective rights under the pledge agreements.

The Company recorded a discount on the Notes in accordance with ASC 470-20 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three and six months ended June 30, 2009, the Company recorded amortization of $38,337 and $76,672 respectively as interest expenses in the statement of operations. Pursuant to the amendment of the terms of the Notes the fair value of the remaining warrants was re-calculated using the Black-Scholes model using the following assumptions; (i) risk-free interest rate of 1%; (ii) expected life of 2 years; (iii) expected volatility of 177%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.99. The Company recorded a fair value of $352,463 as further discount on Notes and amortized $76,481 and $154,061 respectively as an interest expense in the statement of operations for the three and six months ended June 30, 2010.

The issuance of 450,000 shares of common stock to the Note holders in consideration for entering into the amendment is a cost associated with the extension of the Notes. The Company recorded a fair value of $445,500 as discount on Notes and amortized $96,669 and $194,727 respectively as an interest expense in the statement of operations for the three and six months ended June 30, 2010.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due on March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three and six months ended June 30, 2010 and 2009, $21,580, $51,111, $61,802 and $101,111 respectively were recorded as interest expenses.

As of June 30, 2010, four Note holders converted the principal amount of $275,000 of their Notes into 343,750 shares of common stock of the Company at a conversion price of $0.8 per share and the Company repaid the principal amount of $114,375 in cash to the remaining two Note holders.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

(A)	Operating lease commitments

The Company leases office and warehouse space from a third party under operating leases which expire on September 30, 2010 and on July 23, 2011 at a quarterly rental of $2,852 and at an annually rental of $4,389, respectively.  For the three and six months ended June 30, 2010 and 2009, the Company recognized rental expenses in the amount of $3,951, $5,335, $7,901 and $8,183, respectively.

As of June 30, 2010, the Company had outstanding commitments with respect to non-cancelable operating leases of $7,608 which are due by July 23, 2011.

(B)	Capital commitments

As of June 30, 2010, the Company had capital commitments of $939,988 for the purchase of equipment.

(C)	Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 “Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of June 30, 2010 (unaudited) and management’s opinion as to the likelihood of loss in respect of loss contingency.

(D)	Litigation by and against Primary Capital, LLC

In May 2010, Primary Capital, Inc. (“Primary Capital”) filed a Complaint against the Company entitled Primary Capital, Inc. vs. Huifeng Bio-Pharmaceutical Technology, Inc., in the United States District Court for the Southern District of New York.  Primary Capital asserts that the Company breached its contract with Primary Capital by failing to honor the exercise of two million option to purchase the Company’s common stock at the exercise price of $0.9 per share on a cashless basis and to pay the second retainer payment of $150,000 in exchange for investment banking services.  According to the Complaint, Primary Capital seeks a minimum of $930,000 in damages. The Company has filed a formal response to the Complaint in which the Company denies liability for the claims of Primary Capital and also has filed a Counterclaim against Primary Capital asserting breach of contract based on the failure of Primary Capital to provide the required services under the contract. Because the litigation is at the preliminary stage, the Company cannot comment on whether an adverse outcome is probable or otherwise. The Company believes that any liability it would incur will not have a material impact on its financial positions and results of operations.

NOTE 15.  STOCKHOLDERS’ EQUITY

(A)	Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options are exercisable in whole or in part, are fully vested upon execution of the agreement and are exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by ASC 718 with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected life of two years. The value of options recognized during the three and six months ended June 30, 2010 and 2009 was $0, $10,916, $0 and $21,832 respectively. The stock options were fully exercised in a cashless exercise in January 2010 and the Company issued 60,000 shares of common stock.

(B)	Stock issuances

On February 25, 2010, the Company appointed three new independent directors and granted a total of 110,000 shares of the Company’s restricted common stock as annual compensation to the new directors. On May 6, 2010, one of the new independent directors resigned and the Company agreed to issue 5,833 shares of restricted common stock for the two months’ service period. Consequently, the Company issued 85,833 shares of restricted common stock having a fair value of $75,533 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.88 on February 25, 2010. The Company recorded deferred stock compensation of $46,933 as of June 30, 2010 and recognized $20,167 and $28,600 respectively as stock-based compensation expense for the three and six months ended June 30, 2010.

On April 10, 2010, the Company granted 19,340 shares of the Company’s restricted common stock to a legal counsel, having a fair value of $19,727 for legal advisory services. The value of the common stock issued was determined based on the closing market price of $1.02 on April 10, 2010.

On April 16, 2010, the Company granted 50,000 shares of the Company’s restricted common stock to an investment related company, having a fair value of $52,500 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.05 on April 16, 2010. The Company recorded deferred stock compensation of $41,562 and recognized $10,938 as stock-based compensation expense for the six months ended June 30, 2010.

On April 16, 2010, the Company granted 130,000 shares of the Company’s restricted common stock to four consultants, having a fair value of $136,500 for consultancy services. The value of the common stock issued was determined based on the closing market price of $1.05 on April 16, 2010.

In April 2010, four Note holders converted $275,000 in principal under their Notes into 343,750 shares of common stock of the Company at a conversion price of $0.80 per share.

On May 8, 2010, the Company appointed a new independent director and granted 30,000 shares of restricted common stock, having a fair value of $34,200 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.14 on May 8, 2010. The Company recorded deferred stock compensation of $28,500 and recognized $5,700 as stock-based compensation expense for the six months ended June 30, 2010.

NOTE 16.  RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007, which was due on December 31, 2009 and extended to June 30, 2011.

As of June 30, 2010, the Company owed a stockholder of $499,026 for a short-term loan made on an unsecured basis and repayable on October 30, 2010. Interest is charged at the rate of 7.2% per annum. No interest expenses were recorded for the six months ended June 30, 2010 as the amount is insignificant.

NOTE 17.  CONCENTRATIONS AND RISKS

During the six months ended June 30, 2010 and 2009, 100% of the Company’s entire assets were located in China.

During the six months ended June 30, 2010 and 2009, 34% and 47% of the Company's revenues were derived from companies located in China, respectively.

The Company relied on a single customer for approximately $475,000 or 11% of sales for the six months ended June 30, 2009. At June 30, 2009, the accounts receivable from this customer was $33,033. The Company did not rely on any one or a few major customers during the six months ended June 30, 2010.

NOTE 18.  RECLASSIFICATION

The Company disposed of its 70% subsidiary, Huifeng Engineering, in June 2009. As a result of the disposal, the condensed consolidated financial statements of the Company reflect the disposal of Huifeng Engineering as discontinued operations for all periods presented. Accordingly, the net operating results of the discontinued operations, net of income taxes have been reclassified as loss from discontinued operations, net of income taxes in the condensed consolidated statements of operations.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Huifeng Bio-Pharmaceutical Technology, Inc. consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the plans, estimates and beliefs of Huifeng Bio-Pharmaceutical Technology, Inc. The actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report and the Annual Report 10-K, particularly in “Risk Factors” section in the Annual Report on 10-K.   All references to years relate to the calendar year ended December 31 of the particular year.

OVERVIEW

Business

The Company, through its wholly owned subsidiary Northwest BioTechnic Inc., owns 100% of Xi’an Huifeng Bio-Technic Inc (“Huifeng PRC”) which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC and internationally. Huifeng PRC was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng PRC became one of the major producers of Rutin in Xian city within two years after it was established. Huifeng’s patented Rutin-refining technology is one of the most advanced in China and the Company is one of the major Rutin suppliers in the world market. The Company emphasizes technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine. The Company’s major business goals are as follows:

☐	Produces pharmaceutical raw materials, active pharmaceutical ingredients, and plant extracts.
☐	Focuses on expanding extract production and new market penetration.
☐	Currently is the leading Chinese producer of Rutin and Diosmin.
☐	Serves a diverse domestic and international client base.
☐	Maintains all Chinese qualifying certifications for domestic and international sales of plant extracts and related products.
☐	Includes ISO9000:2001 and multiple national Good Manufacturing Practices (GMP) qualifications.

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

Production Facilities

On June 28, 2009, Huifeng Bio-Technic disposed of its 70% interest in Huifeng Engineering, located in Fenghui, Changan, Xian, for a cash consideration of $21,919. At present, we have one major production facility that includes the following equipment resources:

Manufacturing plant located at No. 1, Huifeng Rd, Changwu, Xianyang:

·	This production site is for refining and manufacturing of new products.
·	This production site has a total of 10 buildings including:
	-	A two-level office building
	-	A four-level staff building
	-	An one-level building for clean area under GMP standard
	-	One raw materials storage building
	-	Two buildings for storage of finished products
	-	One building for dangerous products
	-	Building for quality testing zone and researching center
	-	Building for power and maintenance (including boiler, power distribution and maintenance)
	-	One cafeteria and staff canteen

The production facilities occupy a total area of approximately 117,569 square feet. The Company has pledged part of its production facilities in Changwu factory valued at approximately $978,851 to Xi'an Beilin District Credit Cooperatives to secure a loan in the principal amount of $253,028 due June 2010. The Company has applied for an extension on the loan until June 2011.

We currently obtain all of our raw materials from third parties and from various farmers located in the Shaanxi, Gansu and Shanxi provinces of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are the largest wholesalers in their own area.

Target Markets and Principal Customers

As of June 30, 2010, we have developed two new customers. One is a U.S. based customer who primarily purchases Quercetin . Another is a Spain API sourcing company who primarily purchases Diosmin.  The Company is the only Chinese producer that is in the process of applying for a COS from EDQM (European Directorate for Quality Medicines).

For the present, all of our products are raw materials and intermediaries used in the production of medicine, nutraceuticals and cosmetics and our customers are pharmaceutical companies and manufacturers of nutraceuticals, cosmetics, and functional food and drinks.

Dependence on Major Customers

For the quarter ended June 30, 2010, our top five customers accounted for approximately 23% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales and Marketing

For the period ended June 30, 2010, the majority of products were raw materials and intermediaries used in the production of medicine, nutraceuticals and cosmetics. Our target customers were mostly industrial clients and we continued to sell our products to pharmaceutical and nutrition and food manufacturers. Most of our customers place purchase orders directly with our sales and marketing team. However, in order to diversify and expand our product sales networks, we began using outside distribution channels for some of our export sales in 2009. We accepted purchase orders from professional foreign trade corporations in order to expand our international distribution channels and increase sale revenues from exports.

The sales department is divided into two teams, a domestic sales team and an export sales team. During the period ended June 30, 2010, the Company did not add any new employees in the sales department and still stands at 24 employees. All the sales department employees are highly trained. The Company attends international industrial exhibitions and fairs which are held worldwide.

We did not establish any regional representative or sales office in the first half of 2010 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

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

In the first half of 2010, there were some new domestic competitors for certain new products that we have started selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for producing Resveratrol at costs lower than us. Therefore we do not believe that they pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an, Shaanxi Province, China 710075.

Employees and Organization

As of June 30, 2010, we had approximately 224 employees. During the three months ended June 30, 2010, there was no change in the number of employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be good.

As of June 30, 2010, our Company organization was as follow:

	No. of Employees	No. of Employees
	At	at
	June	June
Department	30, 2010	30, 2009
Sales department:
Domestic sales department	8	8
Export sales department:
Export section I	8	8
Export section II	8	8
Production department	155	154
Technical department	5	5
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	7
Security department	8	8
Certification department	7	5
TOTAL	224	221

Research and Development

As of June 30, 2010, we continued the research and development of new products and new technologies. We kept the structure of our research and development team.

Research and development costs for the six months ended June 30, 2010 and 2009 were $31,766 and $20,601, respectively. The increase is mainly due to the cost of research materials, related external testing and employees’ wages.

Patents and Intellectual Property

Huifeng's proprietary technology “Producing Rutin by Eliminating Enzyme and Mucus” received a Chinese national technology patent.

Government Regulations

The Chinese government requires all manufacturers of medicine and medicinal related products to obtain GMP certification for their pharmaceutical manufacturing facilities. Huifeng obtained GMP certification from relevant government regulatory bodies. Other than GMP certification requirements, there was no significant change in the regulatory environment in China.

Compliance with Environmental Laws

We believe that we are in compliance with environmental laws in the PRC which are applicable to us. The costs of such compliance do not have a material effect on our financial condition.

Regulation of Enterprise Income Tax Law

The Enterprise Income Tax Law (“EIT Law’) was promulgated by the National People’s Congress on March 16, 2007 to introduce a new uniform taxation regime in the PRC. Both resident and non-resident enterprises deriving income from the PRC will be subject to this EIT Law from January 1, 2008. It replaced the previous two different tax rates applied to foreign-invested enterprises and domestic enterprises by only one single income tax rate applied for all enterprises in the PRC. Under this EIT Law, except for some hi-tech enterprises which are subject to EIT rates of 15% and other very limited situation that allows EIT rates at 20%, the general applicable EIT rate in the PRC is 25%.

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

The Company does not have any reserves against its accounts receivable or inventories at June 30, 2010 and 2009. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

We recognize revenue in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin ("SAB") No. 104). All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with distributors and revenue is recognized upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of ASC Topic 605 with minimal subjectivity.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended June 30, 2010 were $6,698,952, an increase of $3,607,427, or 116.7%, from $3,091,525 for the same quarter in 2009. Our increase in sales revenues for the second quarter of 2010 was mainly due to the increase in our sales of pharmaceutical raw-material and pharmaceutical intermediates, which include our products of Rutin, Troxerutin, Quercetin and Diosmin. An analysis of our results in sales of our products is as follows:

	For the quarter ended June 30,		Increase
Product	2010	2009
Pharmaceutical intermediates	$1,477,178	$765,929	$711,249
Pharmaceutical raw-material	4,712,016	1,907,060	2,804,956
Plant Extractive and others	509,758	418,536	91,222
TOTAL	$6,698,952	$3,091,525	$3,607,427

Cost of revenues for the quarter ended June 30, 2010 were $4,231,888, an increase of $2,317,868, or 121.1%, from $1,914,020 for the quarter ended June 30, 2009. Compared to the quarter ended June 30, 2009, the increase in the cost of revenues for the second quarter of 2010 was caused by the increase in sales of our pharmaceutical raw-materials. An analysis of our results in cost of revenues of our products is as follows:

	For the quarter ended June 30,		Increase
Product	2010	2009
Pharmaceutical intermediates	$945,174	$457,478	$487,696
Pharmaceutical raw-material	2,923,993	1,323,376	1,600,617
Plant Extractive and others	362,721	133,166	229,555
TOTAL	$4,231,888	$1,914,020	$2,317,868

Our gross margin for the quarter ended June 30, 2010 was $2,467,064, an increase of $1,289,559, or 109.5%, from $1,177,505 for the same quarter in 2009 as a result of the increase in our products sold, mainly due to the sales increase of pharmaceutical raw-material.

Our gross margin as a percentage of revenues for 2010 slightly decreased 1.3% from 38.1% for the second quarter of 2009 to 36.8% in the same quarter in 2009, due to the slight increase in raw material’s price.

General and Administrative Expenses

General and Administrative expenses totaled $330,811 for the three months ended June 30, 2010, an increase of $298,104, or 911%, from $32,707 for the three months ended June 30, 2009. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees by $179,611 and foreign currency exchange loss by $71,408 during the period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $41,600 for the three months ended June 30, 2010, an increase of $7,029, or 20%, from $34,571 for the three months ended June 30, 2009. The increase in selling and distribution expenses was mainly due to the increase in meeting expense for CPHI China 2010 in Shanghai by $10,998 during the period as compared to the same quarter of 2009.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Revenues, Cost of Revenues and Gross Margin

Revenues for the six months ended June 30, 2010 were $10,850,838, an increase of $6,433,418, or 145.6%, from $4,417,420 for the same period in 2009. Our increase in revenues for the six months ended June 30, 2010 was mainly due to the increase in our sales of pharmaceutical raw-material and pharmaceutical intermediates, which include our products of  Rutin ,L-Rhamnose, Quercetin and Diosmin. An analysis of our results in sales of our products is as follows:

	Six months ended June 30,		Increase/
Product	2010	2009	(Decrease)

Pharmaceutical intermediates	$2,309,996	$897,790	$1,412,206
Pharmaceutical raw-material	7,889,535	2,635,525	5,254,010
Plant Extractive and others	651,307	884,105	(232,798)
TOTAL	$10,850,838	$4,417,420	$6,433,418

Cost of revenues for the six months ended June 30, 2010 were $6,761,042, an increase of $3,795,182, or 127.9%, from $2,965,860 for the six months ended June 30, 2009. Compared to the six months ended June 30, 2009, the increase in the cost of revenues for the six months ended June 30, 2010 was caused by the increase in our sales of pharmaceutical intermediates and pharmaceutical raw-material, which include our products of L-Rhamnose, Quercetin and Diosmin. An analysis of our results in cost of revenues of our products is as follows:

	Six months ended June 30,		Increase /
Product	2010	2009	(Decrease)

Pharmaceutical intermediates	$1,392,174	$549,956	$842,218
Pharmaceutical raw-material	4,915,996	1,892,526	3,023,470
Plant Extractive and others	452,872	523,378	(70,506)

TOTAL	$6,761,042	$2,965,860	$3,795,182

The gross profit margin for the six months ended June 30, 2010 was $4,089,796, an increase of $2,638,236 or 181% from $1,451,560 for the six months period ended June 30, 2009 as a result of the increase in our products sold.

Our gross margin as a percentage of revenues for the six months ended June 30, 2010 was slightly increased from 32.9% to 37.7%, which compared to the same period in 2009 The increase in gross margin was mainly due to the increase of the selling price of raw-materials during the quarter ended June 30, 2010.

General and Administrative Expenses

General and Administrative expenses totaled $575,151 for the six months ended June 30, 2010, an increase of $133,745, or 30%, from $441,406 for the six months ended June 30, 2009. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees by $156,333 and foreign currency exchange loss by $122,097 during the period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $60,392 for the six months ended June 30, 2010, a decrease of $26,537, or 30.5%, from $86,929 for the six months ended June 30, 2009. The decrease in selling and distribution expenses was mainly due to the increase in sea freight instead of air freight during the six months ended June 30, 2010, resulting a decrease in transportation expense by $20,860 as compared to the same period of 2009.

Liquidity and Capital Resources

Cash

Cash and cash equivalents at June 30, 2010 was $1,661,815.

In the six months ended June 30, 2010, cash provided by operating activities were $1,643,604, compared to cash used in operating activities of 106,697 for the six months ended June 30, 2009, mainly due to a decrease in accounts receivable and inventories of $171,204 and $1,173,837, respectively, as well as an increase in due to a stockholder of Xi’an Runfeng Investment Ltd. of $497,117 and increase in our net income from continuing operations. In the six months ended June 30, 2010, cash used in investing activities was $138,209 for the six month ended June 30, 2010 compared to cash used in investing activities of 146,250 for the same period in 2009, mainly as a result of the purchase of new production machinery and equipment. Cash used in financing activities in the six months ended June 30, 2010 was $406,997 compared to cash provided by financing activities of 292,259 in the same period in 2009, primarily as the result of the repayment of a bank loan to a PRC bank and the repayment of two Note holders.

Working Capital

Our working capital amounted to $13,321,969 at June 30, 2010.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the six months ended June 30, 2010 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 6.8086 to 1. Since July 22, 2005, the RMB has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $79,022 during the six months ended June 30, 2010. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would not affect our business, financial condition and results of operations. We do not engage in currency hedging.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2010, Primary Capital, Inc. (“Primary Capital”) filed a Complaint against the Company entitled Primary Capital, Inc. vs. Huifeng Bio-Pharmaceutical Technology, Inc., in the United States District Court for the Southern District of New York. Primary Capital asserts that the Company breached its contract with Primary Capital by failing to honor the exercise of two million option to purchase the Company’s common stock at the exercise price of $0.9 per share on a cashless basis and to pay the second retainer payment of $150,000 in exchange for investment banking services.  According to the Complaint, Primary Capital seeks a minimum of $930,000 in damages. The Company has filed a formal response to the Complaint in which the Company denies liability for the claims of Primary Capital and also has filed a Counterclaim against Primary Capital asserting breach of contract based on the failure of Primary Capital to provide the required services under the contract.  Because the litigation is at the preliminary stage, the Company cannot comment on whether an adverse outcome is probable or otherwise. The Company believes that any liability it would incur will not have a material impact on its financial positions and results of operations.

Item 1 A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2010, the Company granted 19,340 shares of the Company’s common stock to legal counsel, having a fair value of $19,727 for legal advisory services. The value of the common stock issued was determined based on the closing market price of $1.02 on April 10, 2010. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 16, 2010, the Company granted 50,000 shares of the Company’s common stock to an investment related company, having a fair value of $52,500 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.05 on April 16, 2010. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On April 16, 2010, the Company granted 130,000 shares of the Company’s common stock to four consultants, having a fair value of $136,500 for consultancy services. The value of the common stock issued was determined based on the closing market price of $1.05 on April 16, 2010. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In April 2010, four Note holders converted the principal amount of $275,000 of their Notes into 343,750 shares of common stock of the Company at a conversion price of $0.80 per share. The issuance of these shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

On May 8, 2010, the Company appointed a new independent director and granted 30,000 shares of the Company’s common stock, having a fair value of $34,200 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.14 on May 8, 2010. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

None

Item 5. Other Information

Introduction

On December 31, 2007, the Company entered into a series of agreements including a Securities Purchase Agreement, a Registration Rights Agreement, certain Convertible Promissory Notes, certain warrant agreements, Pledge Agreements and an Escrow Agreement (collectively, the “Transaction Documents”) with certain purchasers including, among others, Professional Offshore Opportunity Fund, Ltd., Ancora Greater China Fund, Strategic Alliance Fund, L.P., Strategic Alliance Fund II, L.P., Peter Treadway, Janet Wang and Manilal Patel (collectively, the “Investors”).

The Transaction Documents require Jing’an Wang, the Company’s Chief Executive Officer, to personally place 1,400,000 shares of the Company’s common stock (“the Make Good Shares”) in an escrow account to be released to the Investors if the net income of the Company for fiscal year 2008 is below $3,800,000. According to the Company’s audited financial statements for the fiscal year 2008, the net income of the Company for fiscal year 2008 was below $3,800,000. The net income is below $3,800,000 was mainly due to the two reasons: financial crisis resulted in the Company’s business decreasing and income loss; unsuccessful second-round capital raising resulted in discontinued acquisition of Xi’an Qinba Xintong Medical Limited (“Qinba”).

As of the date of the Settlement Agreement and Release described below, the Make Good Shares remained in escrow and unreleased.

Settlement Agreement and Release

On June 30, 2010, the Company and Jin’an Wang, the Company’s Chief Executive Officer, on the one hand, and the Investors and Sullivan & Worcester LLP, the escrow agent, on the other hand, entered into a Settlement Agreement and Release, pursuant to which the parties agreed to release 900,000 shares of the Company’s common stock from the escrow pro rata to the Investors on the date of the Settlement Agreement and Release.  The remaining 500,000 shares of the Company’s common stock shall remain in escrow and shall be returned to Jing’an Wang if (i) the Company obtains financing in the aggregate amount of at least $3,000,000 by December 31, 2010; and (ii) the Company completes the listing of its common stock for trading on any major securities exchange within twelve (12) months from the date of the Settlement Agreement and Release.

Item 6. Exhibits

(a) Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company filed with the SEC on July 28, 2000).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Form 10-K of the Company filed with the SEC on June 20, 2005).

3.3*	Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on October 4, 2005.

10.01*	Independent Director Agreement dated May 8, 2010 between the Company and Lui Chi Keung.

10.02*
Settlement Agreement and Release entered into among the Registrant, Jing’an Wang, Professional Offshore Opportunity Fund, Ltd., Ancora Greater China Fund, Strategic Alliance Fund, L.P., Strategic Alliance Fund II, L.P., Peter Treadway, Janet Wang, Manilal Patel and Sullivan & Worcester LLP dated June 30, 2010.

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

Dated: August 16, 2010	By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Sanding Tao
Sanding Tao
Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form SB-2 of the Company filed with the SEC on July 28, 2000).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Form 10-K of the Company filed with the SEC on June 20, 2005).

3.3*	Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on October 4, 2005.

10.01*	Independent Director Agreement dated May 8, 2010 between the Company and Lui Chi Keung.

10.02*
Settlement Agreement and Release entered into among the Registrant, Jing’an Wang, Professional Offshore Opportunity Fund, Ltd., Ancora Greater China Fund, Strategic Alliance Fund, L.P., Strategic Alliance Fund II, L.P., Peter Treadway, Janet Wang, Manilal Patel and Sullivan & Worcester LLP dated June 30, 2010.

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

* Filed herewith.