Form 10-Q
period 2010-09-30
Huifeng Bio-Pharmaceutical Technology, Inc.
filed 2010-11-15
CIK 1119951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.018, on September 30, 2010 was 26,545,092.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.
Quarterly Period Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES (“HFGB”)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,088,599	$556,763
Accounts receivable, net	6,317,148	5,576,321
Inventories, net	6,272,090	5,656,420
Other assets	3,124,777	573,117
Total Current Assets	17,802,614	12,362,621

PROPERTY AND EQUIPMENT, NET	7,072,494	6,278,619

LAND USE RIGHTS, NET	146,081	145,605

INTANGIBLE ASSETS
Goodwill	1,514,398	-
TOTAL ASSETS	$26,535,587	$18,786,845

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$143,335	$397,292
Other payables and accrued expenses	1,399,054	422,902
Income tax and other taxes payable	747,033	692,532
Notes payable	-	838,062
Convertible notes payable (net of unamortized discount of $395,066 and due on June 30, 2011)	832,559	-
Total Current Liabilities	3,121,981	2,350,788

LONG-TERM LIABILITIES
Convertible notes payable (net of unamortized discount of $1,120,447 and due on June 30, 2011)	-	679,553
Notes payable	223,944	-
Total Long-term Liabilities	223,944	679,553

TOTAL LIABILITIES	3,345,925	3,030,341

COMMITMENTS AND CONTINGENCIES (NOTE 18)

EQUITY
HFGB Stockholders’ Equity
Preferred stock ($0.001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.018 par value, 100,000,000 shares authorized, 26,545,092 shares issued and outstanding as of September 30, 2010 and 22,991,169 shares issued and outstanding as of December 31, 2009)	477,809	413,838
Additional paid-in capital	12,642,737	10,315,847
Deferred stock compensation	(204,770)	-
Retained earnings
Unappropriated	6,741,813	2,189,692
Appropriated	888,185	888,185
Accumulated other comprehensive income	1,838,233	1,398,147
Total HFGB Stockholders' Equity	22,384,007	15,205,709

Non-controlling Interest	805,655	550,795
TOTAL EQUITY	23,189,662	15,756,504
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,535,587	$18,786,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC
AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

NET SALES	$7,422,334	$4,465,770	$18,273,172	$8,883,190

COST OF SALES	(3,515,796)	(2,994,605)	(10,276,838)	(5,960,465)

GROSS PROFIT	3,906,538	1,471,165	7,996,334	2,922,725

OPERATING EXPENSES
Selling and distribution expenses	56,821	87,072	117,213	174,001
General and administrative expenses
(Reversal of) allowance for doubtful accounts – accounts receivable	(14,685)	(96,906)	(28,783)	120,466
Stock-based compensation expense	50,825	-	96,063	-
Professional fees	117,687	71,940	357,102	155,022
Foreign currency exchange loss	236,502	49,734	413,548	104,683
Other general and administrative expenses	101,910	43,199	229,460	129,202
Depreciation and amortization	5,576	6,334	16,834	19,178
Total Operating Expenses	554,636	161,373	1,201,437	702,552

INCOME FROM CONTINUING OPERATIONS	3,351,902	1,309,792	6,794,897	2,220,173

OTHER INCOME (EXPENSES)
Interest income	1,993	1,080	5,025	2,440
Interest expenses
Amortization of discount on convertible notes	(227,106)	(38,335)	(725,381)	(115,007)
Amortization of deferred financing costs	-	(42,438)	-	(127,313)
Other interest expenses	(69,419)	(65,977)	(159,438)	(194,235)
Other expenses	(159,000)	-	(159,000)	-
Other income	5,680	88,383	286,159	139,860
Total Expenses, net	(447,852)	(57,287)	(752,635)	(294,255)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,904,050	1,252,505	6,042,262	1,925,918

INCOME TAX EXPENSE	(628,721)	(229,988)	(1,267,006)	(414,559)

NET INCOME FROM CONTINUING OPERATIONS	2,275,329	1,022,517	4,775,256	1,511,359

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	-	-	-	(16,961)
Loss from disposal of discontinued operations	-	-	-	(34,446)
NET LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(51,407)

NET INCOME	2,275,329	1,022,517	4,775,256	1,459,952
Less: net income attributable to non-controlling interests	(119,399)	(20,512)	(223,135)	(47,390)
NET INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	2,155,930	1,002,005	4,552,121	1,412,562

OTHER COMPREHENSIVE INCOME
Total other comprehensive income	392,789	13,826	471,811	30,077
Less: foreign currency translation gain attributable to non-controlling interests	(29,013)	(847)	(31,725)	(1,918)
Foreign currency translation gain attributable to HFGB common stockholders	363,776	12,979	440,086	28,159

COMPREHENSIVE INCOME ATTRIBUTABLE TO HFGB COMMON STOCKHOLDERS	$2,519,706	$1,014,984	$4,992,207	$1,440,721

Income per share – basic
Continuing operations	$0.09	$0.05	$0.19	$0.08
Discontinued operations	-	-	-	-
Net income per share - basic	$0.09	$0.05	$0.19	$0.08

Income per share - diluted
Continuing operations	$0.08	$0.05	$0.18	$0.07
Discontinued operations	-	-	-	-
Net income per share - diluted	$0.08	$0.05	$0.18	$0.07
Weighted average number of shares outstanding during the period - basic	24,373,896	20,354,212	23,709,253	19,102,432
Weighted average number of shares outstanding during the period - diluted	25,908,427	22,354,212	25,243,784	21,102,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income continuing operations	$4,552,121	$1,429,523
Net loss from discontinued operations	-	(16,961)
Net income	4,552,121	1,412,562
Adjusted to reconcile net income to cash provided by (used in) operating activities, including discontinued operations:
(Reversal of ) allowance for doubtful accounts - accounts receivable	(28,783)	120,466
Depreciation and amortization - cost of sales	466,641	447,031
Depreciation and amortization	16,834	19,178
Amortization of discount on convertible notes	725,381	115,007
Amortization of deferred financing costs	-	127,313
Stock option issued to a legal counsel	-	32,748
Stock-based compensation expense	96,063	37,500
Stocks issued for services	216,027	-
Stocks issued to settle a litigation	104,000	-
Non-controlling interests	207,073	47,390
Loss from disposal of discontinued operations	-	34,446
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(320,150)	(1,592,376)
Inventories	(130,128)	(932,711)
Other assets	(2,489,812)	(106,508)
Increase (decrease) in:
Accounts payable	(257,657)	40,571)
Other payables and accrued expenses	(243,717)	381,868
Income tax and other taxes payable	17,253	(31,453)
Net cash provided by (used in) operating activities – continuing operations	2,931,146	(153,032)
Net cash provided by operating activities – discontinued operations	-	16,753
Net cash provided by (used in) operating activities	2,931,146	(169,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(555,562)	(209,850)
Net cash inflow on disposal of discontinued operations	-	15,612
Net cash inflow from acquisition of a subsidiary	9,565	-
Net cash used in investing activities – continuing operations	(545,997)	(194,238)
Net cash provided by investing activities – discontinued operations	-	-
Net cash used in investing activities	(545,997)	(194,238)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from notes payable	(620,562)	263,062
Repayment of convertible notes	(234,375)	-
Net cash (used in) provided by financing activities – continuing operations	(854,937)	263,062
Net cash provided by financing activities – discontinued operations	-	-
Net cash (used in) provided by financing activities	(854,937)	263,062

EFFECT OF EXCHANGE RATES ON CASH	1,624	703

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,531,836	239,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	556,763	45,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,088,599	$284,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$975,254	$546,287

Interest expenses	$142,625	$42,013

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

On September 9, 2010, the Company issued 2,300,000 shares of restricted common stock at a per share price of $0.65, having a fair value of $1,495,000 as a part of consideration to acquire 90% equity interest of Shangqiu Kexin Rutin Processing Limited.(“Kexin”).

The accompanying notes are an integral part of these condensed consolidated financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Huifeng Bio-Pharmaceutical Technology, Inc. and all of its subsidiaries (collectively, “Huifeng Bio-Pharmaceutical” or the “Company”) are principally engaged in the manufacture of plant extracts and bio-chemical products in the People’s Republic of China (“PRC”), for sale in the PRC, Japan and certain European countries.

Huifeng Bio-Pharmaceutical was incorporated in Nevada on March 16, 2000 under the name Enternet, Inc. with headquarters in Xi’an City, PRC.

Details of the Company’s principal subsidiaries as of September 30, 2010 are described in Note 4. Subsidiaries.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's consolidated financial position at September 30, 2010 and December 31, 2009, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and consolidated cash flows for the nine months ended September 30, 2010 and 2009. The consolidated results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3.  PRINCIPLES OF CONSOLIDATION

The accompanying audited condensed consolidated financial statements as of September 30, 2010 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest BioTechnic Inc. (“Northwest”), 100% owned subsidiary Xi’an Huifeng Bio-Technic, 80.2% owned subsidiary Shaanxi Huifeng Pharmaceutical and 90% owned subsidiary Shangqiu Kexin Rutin Processing Limited (“Kexin”).

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2009, consolidated statements of operations for the three and nine months ended September 30, 2009 and consolidated statement of cash flows for the nine months ended September 30, 2009 include the financial statements of Huifeng Bio-Pharmaceutical and its 100% owned subsidiary Northwest BioTechnic Inc. (“Northwest”), 100% owned subsidiary Huifeng Bio-Technic and 80.2% owned subsidiary Huifeng Pharmaceutical.

The results of discontinued operations have been reported separately in the unaudited condensed consolidated financial statements and the previously reported financial statements have been reclassified.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4.  SUBSIDIARIES

Details of the Company’s principal subsidiaries as of September 30, 2010 were as follows:

Name	Place of Incorporation	Ownership interest attributable to the Company	Principal activities
Northwest Bio-Technic Inc.	British Virgin Islands	100%	Investment holding
Xi’an Huifeng Bio-Technic Inc.	The PRC	100%	Manufacture and sale of pharmaceutical raw materials
Shaanxi Huifeng Pharmaceutical Limited	The PRC	80.2%	Manufacture and sale of pharmaceutical raw materials
Shangqiu Kexin Rutin Processing Limited	The PRC	90.0%	Manufacture and sale of pharmaceutical raw materials

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

In June 2009, the Company disposed of its 70% owned subsidiary, Xi’an Huifeng Biochemistry Engineering Company Limited (“Huifeng Engineering”).

On September 9, 2010, the Company acquired 90% of the equity interests of Kexin. See Note 11. Business Combinations.

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

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

Huifeng Bio-Pharmaceutical is incorporated in the United States and has incurred net operating losses for income tax purposes for the three and nine months ended September 30, 2010 and 2009.

Northwest, a wholly owned subsidiary of the Company, is incorporated in the British Virgin Islands and, under current laws of the British Virgin Islands, is not subject to tax on income or on capital gains.

Huifeng Bio-Technic, a wholly-owned subsidiary of Northwest, is a company formed under the laws of the PRC and is registered as a new and high technology enterprise entitled to an income tax reduction. According to the document of reductions approved by the local tax bureau, the income tax rate was reduced from 33% to 15% on a permanent basis. Provision for income tax expenses for the three and nine months ended September 30, 2010 and 2009 was $404,266, $187,578, $896,856 and $311,603, respectively.

Huifeng Pharmaceutical, the 80.2% owned subsidiary of Huifeng Bio-Technic, is a company formed under the laws of the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the nine months ended September 30, 2010 and 2009 was 25%. The provision for income tax expenses for the three and nine months ended September 30, 2010 and 2009 was $202,763, $42,410, $348,458 and $102,956, respectively.

Kexin, the 90% owned subsidiary of Huifeng Bio-Technic, is a company formed under the laws of the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate for the nine months ended September 30, 2010 was 25%. The provision for the income tax expense for the three and nine months ended September 30, 2010 was $21,692 and $21,692, respectively.

NOTE 8.  INCOME PER SHARE

Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similarly to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted income per share for the three and nine months ended September 30, 2010 and 2009 includes the Company’s 10% secured convertible notes (the “Notes”) in the aggregate face amount of $1,227,625 (with a conversion price of $0.80 which will generate dilutive shares of 1,534,531) as of September 30, 2010 and $2,000,000 (with a conversion price of $1.00 which will generate dilutive shares of 2,000,000) as of September 30, 2009, which are due and payable in full 2 years from the date of issuance.

Warrants to purchase 500,000 shares of common stock at $1.50 per share outstanding as of September 30, 2009 (amended to purchase 450,000 shares of common stock at $1.00 per share as of September 30, 2010) and a stock option to purchase 100,000 shares of common stock at price $1.50 per share outstanding as of September 30, 2009, were excluded from the calculation of diluted earnings per share because the effect of the warrants and stock options is anti-dilutive.

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

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers into and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company expects the adoption of ASU 2010-6 will not have a material impact on the Company’s results of operations or financial position.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

In February 2010, FASB issued ASU 2010-9 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company expects the adoption of ASU 2010-09 will not have a material impact on the Company’s results of operations or financial position.

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

In April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (A consensus of the FASB Emerging Issues Task)” .  ASU 2010-18 clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company expects the adoption of ASU 2010-18 will not have a material impact on the Company’s results of operations or financial position.

In July 2010, FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting period ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption of ASU 2010-20 will not have a material impact on the Company’s results of operations or financial statements.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial statements.

NOTE 11. BUSINESS COMBINATIONS

On September 9, 2010, the Company through its subsidiary Huifeng Bio-Technic, entered into an acquisition agreement with Kexin, and its registered equity owners, pursuant to which the Company agreed to issue 2,300,000 shares of restricted common stock, having a fair value of $1,495,000, plus cash consideration of $140,000 to acquire 90% of the equity interests of Kexin. The fair value of 2,300,000 shares of restricted common stock was determined based on the closing market price of $0.65 on September 9, 2010, the date the acquisition was completed. In addition, the Company, through its subsidiary Huifeng Bio-Technic, agreed to lend Kexin $1,000,000, for three years at a 10% annual interest rate, to help Kexin reach its projected annual net income of $650,000 for the next three years. However, if Kexin cannot achieve an average projected annual net income of $650,000 in the next two years, the annual interest rate shall be adjusted to 20%.

As a result of the foregoing, on September 9, 2010 Kexin became a 90% subsidiary of Huifeng Bio-Technic.

As of September 9, 2010, the fair value of net assets of Kexin was as follows:

Cash and cash equivalents	$9,565
Accounts receivable	265,621
Inventories	359,940
Other assets	5,877
Fixed assets, net	597,846
Other payables and accrued liabilities	(1,055,798)
Income tax and other taxes payable	(22,202)
Non-controlling interests	(16,085)

Net assets acquired	144,764
Consideration paid	1,635,000

Goodwill	$1,490,236
Analysis of the net cash inflow in respect of the acquisition is as follows:

Total cash consideration	$140,000
Add: Cash and cash equivalents acquired	9,565
Less: Cash consideration not yet settled as of September 30, 2010	(140,000)
Net cash inflow	$9,565

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2010 and 2009, assuming the acquisition had occurred at the beginning of 2010 and 2009.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$7,800,307	$4,465,770	$19,461,610	$8,883,190

Net income attributable to HFGB common stockholders	$2,206,027	$996,378	$4,602,770	$1,406,935

Net income per share – basic	$0.09	$0.05	$0.19	$0.07

Net income per share - diluted	$0.09	$0.04	$0.18	$0.07

NOTE 12. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accounts receivable	$6,393,367	$5,679,685
Less: allowance for doubtful accounts	(76,219)	(103,364)
Accounts receivable, net	$6,317,148	$5,576,321

For the three and nine months ended September 30, 2010 and 2009, the Company recorded (reversal of) and allowance for doubtful accounts of ($14,685), ($96,906), ($28,783) and $120,466 respectively.

NOTE 13.  INVENTORIES, NET

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Raw materials	$2,458,363	$1,369,673
Work-in-progress	1,403,004	2,369,709
Finished goods	2,410,723	1,917,038
	6,272,090	5,656,420
Less: provision of obsolescence	-	-
Inventories, net	$6,272,090	$5,656,420

For the three and nine months ended September 30, 2010 and 2009, the Company did not make any provision for inventories.

NOTE 14.  OTHER ASSETS

Other assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Advances to staff	$20,509	$11,067
Other receivables and prepayments	53,638	56,604
Trade deposits paid	1,251,643	417,193
Deposits paid for acquisition of equipment	753,915	88,253
Deposits paid for acquisition of subsidiaries (note)	1,045,072	-
	$3,124,777	$573,117

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

Note:
In June 2010, the Company entered into provisional sale and purchase agreements with independent third parties to acquire certain equity interests in two PRC companies engaged in the development, manufacture and sale of pharmaceutical raw materials. Upon signing the agreements, the Company paid $2,090,144 as deposits and partial payments of the consideration for the acquisitions. The total consideration will be settled by cash and common stock of the Company, and will be determined later. On September 9, 2010, the Company completed the acquisition of Kexin and the deposit of $1,045,072 was treated as interest bearing loan to Kexin. At September 30, 2010, the other acquisition was still at the negotiation stage.

NOTE 15. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Other payables	$275,236	$23,211
Equipment and machinery payables	181,980	60,254
Short-term loan (note)	513,969	-
Accrued expenses	379,654	159,773
Deposits received from customers	48,215	179,664
	$1,399,054	$422,902

Note:
As of September 30, 2010, the Company owed a third party $513,969 for a short-term loan made on an unsecured basis and which is repayable on October 30, 2010. Interest is charged at the rate of 7.2% per annum. Interest expense for the three and nine months ended September 30, 2010 was $14,970 and $14,970 respectively.

NOTE 16. NOTES PAYABLE

Notes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Notes payable to a financial institution, bearing interest at 10.188% per annum, secured by a director’s properties and the Company's equipment, due in September, 2012	$223,944	$253,028

Note payable to a bank, bearing interest at 6.372% per annum, guaranteed by a director and a third party, due in May 2010	-	292,517

Note payable to a bank, bearing interest at bank’s one-year Benchmark lending rate at the date of loan plus 20% (i.e. 6.372%) per annum, guaranteed by a director and a third party, due in September 2010		292,517
	223,944	838,062
Less: current maturities	-	(838,062)
Long-term maturities	$223,944	$-

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

Interest expense for the three and nine months ended September 30, 2010 and 2009 was $16,654, $12,023, $44,871 and $34,662, respectively.

NOTE 17.  CONVERTIBLE NOTES PAYABLE

On December 31, 2007, the Company consummated a private placement of 10% secured convertible notes in the aggregate principal amount of $2,000,000 (the “Notes”).  In connection with this offering, the Company also issued three-year common stock warrants to seven accredited investors. Financing cost of $339,500 was paid out of the gross proceeds. Financing cost is amortized over the life of the Notes using the effective interest method. For the three and nine months ended September 30, 2010 and 2009, the Company amortized financing cost of $0, $42,438, $0 and $127,313, respectively which is included in interest expenses. The Notes were due on December 31, 2009 and were convertible into 2,000,000 shares of common stock of the Company at a conversion price of $1.00 per share.

On December 31, 2009, one Note holder converted the principal amount of $200,000 of its Note into 200,000 shares of common stock of the Company. On December 24, 2009, the Company and the remaining six note holders holding Notes totaling $1,800,000, entered into a note amendment agreement as follows:

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

In accordance with ASC 470-20 (formerly EITF 98-5), a beneficial conversion feature has been recorded on the extension of the maturity date of the Notes as the conversion price of the Notes of $0.8 is lower than the fair market value per share of $0.99 at December 24, 2009. The value of beneficial conversion feature of $342,000 is recorded as a reduction in the carrying value of the Notes against additional paid-in capital and is amortized over the term of the Notes from the respective date of extension using the effective yield method. The Company amortized $68,134 and $217,621 respectively of beneficial conversion feature as interest expense for the three and nine months ended September 30, 2010.

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

The Company recorded a discount on the Notes in accordance with ASC 470-20 of $306,686 for the fair value of the warrants issued. The fair value of warrants was calculated using the Black-Scholes model with the following assumptions: (i) risk-free interest rate of 3.07%; (ii) expected life (in years) of 3; (iii) expected volatility of 172%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.75. The discount on Notes is amortized using effective interest method over 2 years. For the three and nine months ended September 30, 2009, the Company recorded amortization of $38,335 and $115,007 respectively as interest expenses in the statement of operations. Pursuant to the amendment of the terms of the Notes the fair value of the remaining warrants was re-calculated using the Black-Scholes model using the following assumptions; (i) risk-free interest rate of 1%; (ii) expected life of 2 years; (iii) expected volatility of 177%; (iv) expected dividend yield of 0.00%; and (v) stock market price of $0.99. The Company recorded a fair value of $352,463 as further discount on Notes and amortized $70,218 and $224,279 respectively as an interest expense in the statement of operations for the three and nine months ended September 30, 2010.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

The issuance of 450,000 shares of common stock to the Note holders in consideration for entering into the amendment is a cost associated with the extension of the Notes. The Company recorded a fair value of $445,500 as discount on Notes and amortized $88,754 and $283,481 respectively as an interest expense in the statement of operations for the three and nine months ended September 30, 2010.

The Notes bear a 10% annual interest rate payable in arrears with a first payment due on March 1, 2008, and thereafter on each June 1, September 1 and December 1 while the Notes are outstanding, with a final payment of interest due on the maturity date. For the three and nine months ended September 30, 2010 and 2009, $36,649, $51,111, $98,451 and $152,222, respectively were recorded as interest expenses.

As of September 30, 2010, four Note holders converted principal in the amount of $275,000 into 343,750 shares of common stock of the Company at a conversion price of $0.80 per share and the Company repaid principal in the amount of $234,375 in cash to the remaining two Note holders.

NOTE 18.  COMMITMENTS AND CONTINGENCIES

(A)	Operating lease commitments

The Company leases office and warehouse space from a third party under operating leases which expire on September 30, 2010 and on July 23, 2011 at a quarterly rental of $2,861 and at an annually rental of $4,401, respectively.  For the three and nine months ended September 30, 2010 and 2009, the Company recognized rental expenses in the amount of $3,982, $4,093, $11,883 and $12,276, respectively.

As of September 30, 2010, the Company had outstanding commitments with respect to non-cancelable operating leases of $7,608 which are due by July 23, 2011.

(B)	Capital commitments

As of September 30, 2010, the Company had capital commitments of $537,466 for the purchase of equipment.

(C)	Contingencies

The Company accounts for loss contingencies in accordance with ASC Topic 450 “Contingencies” (ASC Topic 450) and other related guidelines. Set forth below is a description of certain loss contingencies as of September 30, 2010 (unaudited) and management’s opinion as to the likelihood of loss in respect of loss contingency.

NOTE 19.  STOCKHOLDERS’ EQUITY

(A)	Stock options

On April 28, 2008, the Company issued options to its legal counsel to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options are exercisable in whole or in part, are fully vested and are exercisable at any time pursuant to the terms of the Agreement until April 28, 2010. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by ASC 718 with the following assumptions and estimates: expected dividend 0%, volatility 189%, a risk-free rate of 2.36% and an expected life of two years. The value of options recognized during the three and nine months ended September 30, 2010 and 2009 was $0, $10,916, $0 and $32,748 respectively. The stock options were fully exercised in a cashless exercise in January 2010 and the Company issued 60,000 shares of common stock.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

(B)	Stock issuances

On February 25, 2010, the Company appointed three new independent directors and granted a total of 110,000 shares of the Company’s restricted common stock as annual compensation to the new directors. On May 6, 2010, one of the new independent directors resigned and the Company agreed to issue 5,833 shares of restricted common stock for the two months’ service period. Consequently, the Company issued 85,833 shares of restricted common stock having a fair value of $75,533 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.88 on February 25, 2010. The Company recorded deferred stock compensation of $29,333 as of September 30, 2010 and recognized $17,600 and $46,200 respectively as stock-based compensation expense for the three and nine months ended September 30, 2010.

On April 10, 2010, the Company granted 19,340 shares of the Company’s restricted common stock to a legal counsel, having a fair value of $19,727 for legal advisory services. The value of the common stock issued was determined based on the closing market price of $1.02 on April 10, 2010.

On April 16, 2010, the Company granted 50,000 shares of the Company’s restricted common stock to an investment related company, having a fair value of $52,500 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.05 on April 16, 2010. The Company recorded deferred stock compensation of $28,437 and recognized $13,125 and $24,063 as stock-based compensation expense for the three and nine months ended September 30, 2010.

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

On May 8, 2010, the Company appointed a new independent director and granted 30,000 shares of restricted common stock, having a fair value of $34,200 as annual compensation. The value of the common stock issued was determined based on the closing market price of $1.14 on May 8, 2010. The Company recorded deferred stock compensation of $19,950 and recognized $8,550 and $14,250 as stock-based compensation expense for the three and nine months ended September 30, 2010.

On August 23, 2010, the Company issued 220,000 shares of restricted common stock to a consultant, having a fair value of $138,600 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.63 on August 23, 2010. The Company recorded deferred stock compensation of $127,050 and recognized $11,550 as stock-based compensation expense for the nine months ended September 30, 2010.

On September 9, 2010, the Company issued 2,300,000 shares of restricted common stock, having a fair value of $1,495,000, as a part of consideration to acquire 90% equity interest of Kexin. The value of the common stock issued was determined based on the closing market price of $0.65 on acquisition closing date.

On September 16, 2010, the Company issued 65,000 shares of restricted common stock to three consultants, having a fair value of $33,800 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

On September 16, 2010, the Company issued 200,000 shares of restricted common stock, having a fair value of $104,000, as the stock compensation to settle Primary Capital’s litigation. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

On September 16, 2010, the Company issued 50,000 shares of restricted common stock to its Company Secretary, having a fair value of $26,000 for board services. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 20.  RELATED PARTY TRANSACTIONS

The current Chief Executive Officer and two other stockholders pledged a total of 5,272,860 shares of common stock held by them to secure the Company’s performance of the $2,000,000 Convertible Notes issued on December 31, 2007, which was due on December 31, 2009 and extended to June 30, 2011.

NOTE 21.  CONCENTRATIONS AND RISKS

As of September 30, 2010 and 2009, the Company’s entire assets were located in China.

During the nine months ended September 30, 2010 and 2009, 34% and 57% of the Company's revenues were derived from companies located in China, respectively.

The Company relied on two customers for approximately $609,092 and $410,076 representing in aggregate 11% of sales for the nine months ended September 30, 2009. At September 30, 2009, the accounts receivable from these two customers totaled $652,796. The Company did not rely on any one or a few major customers during the nine months ended September 30, 2010.

The Company’s cash equivalents are exposed to concentration of credit risk, The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $2,085,476 and $555,327, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Substantially all the Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in that country, and by the general state of that country’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 22. SUBSEQUENT EVENTS

On November 3, 2010, the Company entered into a loan settlement agreement with a third party, pursuant to which the Company agreed to issue 861,606 shares of restricted common stock, at a price of $0.6, to settle the short-term loan of $499,000 plus interest charged of $17,964 from May 1 to October 30, 2010.

On November 8, 2010, the Company entered into a material definitive agreement with a third party, pursuant to which the third party agreed to provide financing for the construction of a COS Standard Diosmin plant adjacent to the Company’s current plant in Xi’an, and is responsible for obtaining construction bids and selecting the construction company on behalf of the Company. The project has a budget of $3,900,000, which shall be paid by the third party on behalf of the Company. In consideration for its services, the Company agreed to issue 6,500,000 shares of restricted common stock to the third party.

NOTE 23.  RECLASSIFICATION

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

OVERVIEW

Business

The Company, through its wholly owned subsidiary Northwest BioTechnic Inc., owns 100% of Xi’an Huifeng Bio-Technic Inc. (“Huifeng PRC”), which produces and sells plant extracts, biochemical products and pharmaceutical raw products in the PRC and internationally. Huifeng PRC was founded on January 18, 2000. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” together with abundant resources of high quality pagoda rice in the Northwest region of China as raw material, Huifeng PRC became one of the major producers of Rutin in Xian city within two years after it was established. Huifeng’s patented Rutin-refining technology, is the most advanced in China, and has enabled the Company to become one of the major Rutin suppliers in the world. The Company emphasizes technology and product innovation and its strategic mission is to commercialize Chinese traditional medicine. The Company’s major business goals are as follows:

☐	Produce pharmaceutical raw materials, active pharmaceutical ingredients, and plant extracts.
☐	Focus on expanding extract production and new market penetration.
☐	Become the leading Chinese producer of Rutin and Diosmin.
☐	Serve a diverse domestic and international client base.
☐	Maintain all Chinese qualifying certifications for domestic and international sales of plant extracts and related products.
☐	Obtain ISO9000:2001 and multiple national Good Manufacturing Practices (GMP) qualifications.

Our Products

The Company’s products are primarily in the chemical category called flavonoids, with medicinal benefits and multiple end markets, including pharmaceuticals used for humans and animals, nutraceuticals, cosmetics, functional drinks and food. All the Company’s products can be classified in one of the following three categories:

Pharmaceutical Raw Materials
☐	Diosmin EP
☐	Rutin USP standard, Rutin DAB9, Rutin DAB10, Rutin EP5, Rutin BP2006
☐	Troxerutin DAB1999, Troxerutin EP5, Troxerutin EP6
☐	Silymarin USP, Silymarin DAB, Silymarin BP2006
☐	Other client specified pharmaceutical raw materials

Active Pharmaceutical Ingredients

☐	Quercetin , Rhamnose, Glucomannan, Glucuronolactone, Hesperidin, Synephrine, Resveratrol, etc. Soybean Isoflavones, Lutein, Lycopene, 5-HTP, etc.

Plant Extracts
☐	Ginkgo Biloba Extract, Epimedium Extract, Bilberry Extract, Grape Seed Extract, Bitter Melon Extract, Mellisa Officinallis Extract, etc.

Production Facilities

On June 28, 2009, Huifeng Bio-Technic disposed of its 70% equity interest in Huifeng Engineering, located in Fenghui, Changan, Xian, for a cash consideration of $21,919. At present, we have only one major production site that includes the following equipment:

Manufacturing plant located at No. 1, Huifeng Rd, Changwu, Xianyang:

·	This production site is for refining and manufacturing of new products.
·	This production site has 10 buildings including:
	-	A two-level office building
	-	A four-level staff building
	-	An one-level building for clean area under GMP standard
	-	One raw materials storage building
	-	Two buildings for storage of finished products
	-	One building for dangerous products
	-	Building for quality testing zone and researching center
	-	Building for power and maintenance (including boiler, power distribution and maintenance)
	-	One cafeteria and staff canteen

The production site occupies a total area of approximately 117,569 square feet. The Company pledged part of its production facilities in Changwu factory valued at $933,877 to Xi'an Beilin District Credit Cooperatives to secure a loan of $223,944 due in September 2012.

We currently obtain all our raw materials from third parties and from various farmers located in the Shaanxi, Gansu and Shanxi provinces of China. Our principal suppliers include Cungui Zhang, Xiaohe Wang and Yingwei Xu. All of them are large wholesalers.

On November 8, 2010, the Company, through its wholly-owned subsidiary, Huifeng-Bio-Technic, entered into a Financing and Construction Agreement with Xi’an Jucheng Investment & Consulting Co., Ltd. (“Jucheng”), a company organized and operating under the laws of the PRC. Pursuant to the agreement with Jucheng, Jucheng has agreed to provide financing for the construction of a COS Standard Diosmin Plant adjacent to the Company’s current plant in Xi’an, which will include a synthetic workshop, a cleaning workshop, an air-conditioning workshop and a water purification workshop. The project has a budget of $3,900,000, which shall be paid by Jucheng. Huifeng Bio-Technic is responsible for hiring professional personnel to supervise the project for compliance with the Diosmin COS Standards. The Company expects the plant to be completed in eight months.

Target Markets and Principal Customers

During the period ended September 30, 2010, we secured two new customers. One is a U.S. based purchaser of Quercetin and one is a Spain API sourcing company that purchases Diosmin.  We are currently the only Chinese producer that is applying for COS certification from EDQM (European Directorate for Quality Medicines).

Currently, all of our products are raw materials and intermediaries used in the production of medicine, nutraceuticals and cosmetics and our customers are pharmaceutical companies and manufacturers of nutraceuticals, cosmetics, and functional food and drinks.

Dependence on Major Customers

For the quarter ended September 30, 2010, our top five customers accounted for approximately 20% of our revenues. We are working towards developing a broad base of customers to minimize our dependency on any major customers.

Sales and Marketing

For the period ended September 30, 2010, our major products were raw materials and intermediaries used in the production of medicine, nutraceuticals and cosmetics. We sell our products primarily to pharmaceutical, nutraceuticals and food manufacturers. Most of our customers place purchase orders directly with our sales and marketing team.

The sales department is divided into two teams, a domestic sales team and an export sales team. During the period ended September 30, 2010, the sales department had 24 employees. No new employees were added during the quarter end September 30, 2010. All the sales department employees are well trained. We also expand our sales networks by attending international industrial exhibitions and fairs.

We did not establish any regional representative or sales office in the nine months ended September 30, 2010 because our products were primarily sold through direct orders from our clients who placed orders with our sales department. There was no need for any retail distribution of our product.

Competition

Huifeng engages in Rutin production in China. With its proprietary technology of “Producing Rutin by Eliminating Enzyme and Mucus” and with abundant resources of high quality pagoda rice in the Northwest region of China as raw materials, Huifeng does not face significant competition within China.

Our major competitor for Rutin continues to be Sichuan Xieli Pharmaceutical Company Limited (“Xieli”). However, we believe that due to the lack of technology patents and access to raw materials, Xieli is fading out of the Rutin refining business and is shifting its business from raw medicine production to finished medicine production.

Our competitor for Diosmin and L-Rhamnose is Chengdu Huakang Biology Company (“Huakang”). However, Huakang has no licenses for drug production and cannot sell its products for medicinal use.  The scope of its market is therefore restricted. In addition, unlike us, they do not have the requisite European Certification of Suitability (“COS”). Thus they cannot pose any threat to us in terms of market share and sales, particularly in the overseas market.

During the period ended September 30, 2010, some new domestic competitors promoted products that we are selling, including Resveratrol. However, we do not believe that these competitors have mature technologies for Resveratrol production at costs lower than us. Therefore we do not believe that they can pose an immediate threat to our business.

Principal Office

Our principal office is located at 16B/F Ruixin Bldg., No. 25 Gaoxin Road, Xi’an, Shaanxi Province, China 710075.

 Employees and Organization

As of September 30, 2010, we had approximately 224 employees. During the nine months ended September 30, 2010, there was no change in the number of employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations be good.

As of September 30, 2010, our Company organization was as follow:

	No. of Employees	No. of Employees
	At	at
	September	September
Department	30, 2010	30, 2009
Sales department:
Domestic sales department	8	8
Export sales department:
Export section I	8	8
Export section II	8	8
Production department	155	154
Technical department	5	5
Inspection department	8	8
Provision department	5	5
Personnel department	5	5
Finance department	7	7
Security department	8	8
Certification department	7	5
TOTAL	224	221

Research and Development

During the period ended September 30, 2010, we continued our research and development of new products and new technologies. We kept our own structure of our research and development team.

Research and development costs for the nine months ended September 30, 2010 and 2009 were $50,995 and $30,902, respectively. The increase is mainly due to the cost of research materials, related to external testing and employees’ wages.

Patents and Intellectual Property

Huifeng's proprietary technology owns a Chinese national technology patent “Producing Rutin by Eliminating Enzyme and Mucus”.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We identified one policy area as critical to the understanding of our consolidated financial statements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting periods. With respect to net realizable value of the Company's accounts receivable and inventories, significant estimation judgments are made and actual results could differ materially from these estimates.

The Company does not have any reserves against its accounts receivable or inventories at September 30, 2010 and 2009. Management's estimation that there are no reserves is based on the current facts that there are no significant aged accounts receivable and the current inventory turnover is sufficient to realize the current carrying value of the inventories. In making their judgment, management has assumed that there will be continued demand for their products in the future, thereby maintaining adequate turnover of the inventories. Additionally, management has assumed that customers will continue to pay their outstanding invoices timely, and that their customers' financial positions will not deteriorate significantly in the future, which would result in their inability to pay their debts to the Company. While the Company's management currently believes that there is little likelihood that the actual results of their current estimates will differ materially from its current estimates, if customer demand for its products decreases significantly in the near future, or if the financial position of its customers deteriorates in the near future, the Company could realize significant write downs for slow moving inventories or uncollectible accounts receivable.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Revenues, Cost of Revenues and Gross Margin

Revenues for the quarter ended September 30, 2010 were $7,422,334, an increase of $2,956,564, or 66.2%, from $4,465,770 for the same quarter in 2009. Our increase in sales revenues for the third quarter of 2010 was mainly due to the increase in our sales of pharmaceutical raw-material and pharmaceutical intermediates, which include our products of Rutin, Troxerutin and Quercetin. An analysis of our results in sales of our products is as follows:

	For the quarter ended September 30,		Increase
Product	2010	2009
Pharmaceutical intermediates	$2,305,410	$1,104,279	$1,201,131
Pharmaceutical raw-material	4,417,384	2,696,843	1,720,541
Plant extractive and others	699,540	664,648	34,892
TOTAL	$7,422,334	$4,465,770	$2,956,564

Cost of sales for the quarter ended September 30, 2010 was $3,515,796, an increase of $521,191, or 17.4%, from $2,994,605 for the quarter ended September 30, 2009. Compared to the quarter ended September 30, 2009, the increase in cost of sales for the third quarter of 2010 was caused by an increase in sales of our pharmaceutical intermediates. An analysis of our results in cost of sales of our products is as follows:

	For the quarter ended September 30,		Increase
Product	2010	2009
Pharmaceutical intermediates	$1,108,012	$697,933	$410,079
Pharmaceutical raw-material	1,972,627	1,863,999	108,628
Plant extractive and others	435,157	432,673	2,484
TOTAL	$3,515,796	$2,994,605	$521,191

Our gross margin for the quarter ended September 30, 2010 was $3,906,538, an increase of $2,435,373, or 165%, from $1,471,165 for the same quarter in 2009 as a result of the increase in our products sold and a significant increase in the selling price of our products, mainly due to the sales increase of pharmaceutical raw-material and pharmaceutical intermediates.

Our gross margin as a percentage of revenues for 2010 increased 19.6% from 33% for the third quarter of 2009 to 52.6% in the same quarter in 2010, mainly because of a significant increase in the selling price of our products.

General and Administrative Expenses

General and administrative expenses totaled $492,239 for the three months ended September 30, 2010, increased to $424,272, or 624%, from $67,967 for the three months ended September 30, 2009. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $45,747, stock-based compensation expense of $50,825 and foreign currency exchange loss of $186,768 during the period.

Selling and Distribution Expenses

Selling and distribution expenses totaled $56,821 for the three months ended September 30, 2010, a decrease of $30,251, or 35%, from $87,072 for the three months ended September 30, 2009. The decrease in selling and distribution expenses was mainly due to the decrease in freight expenses of $19,420 due to the change in shipping from air freight to ocean freight.

Nine Months Ended September 30, 2010 Compared To Nine Months Ended September 30, 2009

Revenues, Cost of Revenues and Gross Margin

Revenues for the nine months ended September 30, 2010 were $18,273,172, an increase of $9,389,982, or 106%, from $8,883,190 for the same period in 2009. Our increase in revenues for the nine months ended September 30, 2010 was mainly due to the increase in our sales of pharmaceutical raw-material and pharmaceutical intermediates, which include our products of Rutin, Troxerutin, L-Rhamnose, Quercetin and Diosmin. An analysis of our results in sales of our products is as follows:

	Nine Months ended September 30,		Increase
Product	2010	2009

Pharmaceutical intermediates	$4,611,947	$2,002,165	$2,609,782
Pharmaceutical raw-material	11,894,424	5,445,430	6,448,994
Plant extractive and others	1,766,801	1,435,595	331,206
TOTAL	$18,273,172	$8,883,190	$9,389,982

Cost of sales for the nine months ended September 30, 2010 were $10,276,838, an increase of $4,316,373, or 72.4%, from $5,960,465 for the nine months ended September 30, 2009. The increase in the cost of sales for the nine months ended September 30, 2010 was caused by an increase in sales of pharmaceutical intermediates and pharmaceutical raw-materials, which include our products L-Rhamnose, Quercetin and Diosmin. An analysis of our results in cost of sales of our products is as follows:

	Nine Months ended September 30,		Increase
Product	2010	2009

Pharmaceutical intermediates	$2,597,664	$1,247,493	$1,350,171
Pharmaceutical raw-material	6,830,394	3,864,665	2,965,729
Plant extractive and others	848,780	848,307	473

TOTAL	$10,276,838	$5,960,465	$4,316,373

The gross profit margin for the nine months ended September 30, 2010 was $7,996,334, an increase of $5,073,609 or 173.6% from $2,922,725 for the nine months ended September 30, 2009 as a result of an increase in sales of our products and a significant increase in the selling price of our products, mainly due to an increase in sales of our pharmaceutical raw-material and pharmaceutical intermediates.

Our gross margin as a percentage of sales for the nine months ended September 30, 2010 increased by 10.8% to 43.8% from 33% in the same period in 2009. The increase in gross margin was mainly due to the increase in the selling price of raw-materials.

General and Administrative Expenses

General and administrative expenses totaled $1,067,390 for the nine months ended September 30, 2010, an increase of $558,017, or 110%, from $509,373 for the nine months ended September 30, 2009. The increase in general and administrative expenses was mainly due to an increase in legal and professional fees of $202,080, stock-based compensation expense of $96,063 and foreign currency exchange loss of $308,865.

 Selling and Distribution Expenses

Selling and distribution expenses totaled $117,213 for the nine months ended September 30, 2010, a decrease of $56,788, or 32.6%, from $174,001 for the nine months ended September 30, 2009. The decrease in selling and distribution expenses was mainly due to an increase use of ocean freight instead of air freight during the nine months ended September 30, 2010, resulting in a decrease in transportation expense by $40,280 as compared to the same period of 2009.

Liquidity and Capital Resources

Cash

Cash and cash equivalents as of September 30, 2010 was $2,088,599.

In the nine months ended September 30, 2010, cash provided by operating activities was $2,931,146, compared to cash used in operating activities of $169,785 for the nine months ended September 30, 2009, mainly due to the significant increase in our net income from continuing operations. In the nine months ended September 30, 2010, cash used in investing activities was $545,997 compared to cash used in investing activities of $194,238 for the same period in 2009, mainly as a result of the purchase of new production machinery and equipment. Cash used in financing activities in the nine months ended September 30, 2010 was $854,937, compared to cash provided by financing activities of $263,062 in the same period in 2009, primarily as the result of the repayment of a bank loan and the repayment of six Note holders.

On April 30, 2010, the Company’s subsidiary Xi’an Huifeng Bio-Technic Inc. entered into a Loan Agreement with Xi’an Runfeng Investment, Ltd. Co. pursuant to which Runfeng loaned the subsidiary $499,000. The loan was due and payable on October 30, 2010 and earned interest at an annual interest rate of 7.2%.

On November 3, 2010, Xi’an Huifeng Bio-Technic Inc. and Xi’an Runfeng Investment, Ltd. Co. entered into a Debt Payment Agreement, pursuant to which Runfeng agreed to accept 861,606 shares of the Company in full payment for all of the outstanding principal and interest due under the Loan Agreement, which at October 30, 2010 was $516,964. The Company’s Board of Directors ratified and approved the Debt Payment Agreement and authorized the issuance of the shares to Runfeng.

Working Capital

Our working capital amounted to $14,680,633 at September 30, 2010.

INFLATION

Inflation has had a small impact on our business. It increased the purchase cost of our raw materials resulting in an increase in our production cost.

CURRENCY EXCHANGE FLUCTUATIONS

All of our revenues and majority of the expenses for the nine months ended September 30, 2010 were denominated primarily in Renminbi ("RMB"), the currency of China, and were converted into US dollars at the exchange rate of 6.6981 to 1. Since July 22, 2005, the RMB has strengthened against the US dollars. As a result of the appreciation of RMB we recognized a foreign currency translation gain of $471,811 during the nine months ended September 30, 2010. There could be no assurance that RMB-to-U.S. dollar exchange rates will remain stable. A devaluation of RMB relative to the U.S. dollar would not affect our business, financial condition and results of operations. We do not engage in currency hedging.

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2010, Primary Capital, Inc. (“Primary Capital”) filed a Complaint against the Company entitled Primary Capital, Inc. vs. Huifeng Bio-Pharmaceutical Technology, Inc. , in the United States District Court for the Southern District of New York. Primary Capital asserts that the Company breached its contract with Primary Capital by failing to honor the exercise of two million option to purchase the Company’s common stock at the exercise price of $0.9 per share on a cashless basis and to pay the second retainer payment of $150,000 in exchange for investment banking services.  According to the Complaint, Primary Capital seeks a minimum of $930,000 in damages. The Company has filed a formal response to the Complaint in which the Company denies liability for the claims of Primary Capital and also has filed a Counterclaim against Primary Capital asserting breach of contract based on the failure of Primary Capital to provide the required services under the contract.  Because the litigation is at the preliminary stage, the Company cannot comment on whether an adverse outcome is probable or otherwise. The Company believes that any liability it would incur will not have a material impact on its financial positions and results of operations. In September 2010, the Company entered into a Settlement and Termination Agreement with Primary Capital. Pursuant to the settlement agreement, Primary Capital and the Company filed a Stipulation of Voluntary Dismissal to the United States District Court for the Southern District of New York to withdraw the claims and counterclaim and the Company agreed to issue 200,000 shares of restricted common stock plus $55,000 in cash to settle the lawsuit.

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

On August 23, 2010, the Company issued 220,000 shares of restricted common stock to a consultant, having a fair value of $138,600 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.63 on August 23, 2010.

On September 9, 2010, the Company issued 2,300,000 shares of restricted common stock, having a fair value of $1,495,000, as a part of consideration to acquire 90% equity interest of Shangqiu Kexin Rutin Processing Limited. The value of the common stock issued was determined based on the closing market price of $0.65 on September 9, 2010.

On September 16, 2010, the Company issued 65,000 shares of restricted common stock to three consultants, having a fair value of $33,800 as annual compensation. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

On September 16, 2010, the Company issued 200,000 shares of restricted common stock, having a fair value of $104,000, as the stock compensation to settle Primary Capital’s litigation. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

On September 16, 2010, the Company issued 50,000 shares of restricted common stock to its Company Secretary, having a fair value of $26,000 for board services. The value of the common stock issued was determined based on the closing market price of $0.52 on September 16, 2010.

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

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

Settlement Agreement and Release

On June 30, 2010, the Company and Jing’an Wang, the Company’s Chief Executive Officer, on the one hand, and the Investors and Sullivan & Worcester LLP, the escrow agent, on the other hand, entered into a Settlement Agreement and Release, pursuant to which the parties agreed to release 900,000 shares of the Company’s common stock from the escrow pro rata to the Investors on the date of the Settlement Agreement and Release.  The remaining 500,000 shares of the Company’s common stock shall remain in escrow and shall be returned to Jing’an Wang if (i) the Company obtains financing in the aggregate amount of at least $3,000,000 by December 31, 2010; and (ii) the Company completes the listing of its common stock for trading on any major securities exchange within twelve (12) months from the date of the Settlement Agreement and Release. If the foregoing conditions are not met, the remaining 500,000 shares will be released to the investors.

Item 6. Exhibits

(a) Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HUIFENG BIO-PHARMACEUTICAL TECHNOLOGY, INC.

Dated: November 15, 2010	By:	/s/ Jing’an Wang
Jing’an Wang Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Sanding Tao
Sanding Tao
Chief Financial Officer (Principal Accounting and Financial Officer)